Form 10-Q
period 1996-03-31
CHANCELLOR BROADCASTING CO /DE/; CHANCELLOR RADIO BROADCASTING CO; CHANCELLOR BROADCASTING LICENSEE CO
filed 1996-05-15
CIK 1002909, 925744, 925752

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                           ------------------

                                FORM 10-Q

          Quarterly Report Pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934

              FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

    Commission File No. 0-27726        Commission File No. 33-80534        Commission File No. 33-80534
      CHANCELLOR BROADCASTING                CHANCELLOR RADIO                 CHANCELLOR BROADCASTING
             COMPANY                       BROADCASTING COMPANY                   LICENSEE COMPANY
    (Exact Name of Registrant           (Exact Name of Registrant            (Exact Name of Registrant
   as Specified in Its Charter)        as Specified in Its Charter)         as Specified in Its Charter)

             DELAWARE                            DELAWARE                             DELAWARE
 (State or other jurisdiction of     (State or other jurisdiction of      (State or other jurisdiction of
  incorporation or organization)      incorporation or organization)       incorporation or organization)

            75-2538487                          75-2544623                           75-2544625
 (I.R.S. Employer Identification     (I.R.S. Employer Identification      (I.R.S. Employer Identification
              Number)                            Number)                              Number)

         12655 N. CENTRAL EXPRESSWAY, SUITE 405, DALLAS, TEXAS 75243 (Address of Principal Executive Offices, Including Zip Code)

                           AREA CODE (214) 239-6220
            (Registrant's Telephone Number, Including Area Code)

     Indicate by check mark whether Chancellor Broadcasting Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.   Yes / /   No /X/

     Indicate by check mark whether Chancellor Radio Broadcasting Company and Chancellor Broadcasting Licensee Company (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days.   Yes /X/   No / /

     As of May 14, 1996, 8,749,481 shares of the Class A Common Stock, par value $.01 per share, 63,500 shares of the Class B Common Stock, par value $.01 per share, and 8,484,411 shares of the Class C Common Stock, par value $.01 per share, of Chancellor Broadcasting Company were outstanding. As of May 14, 1996, 1,000 shares of common stock, par value $.01 per share, of Chancellor Radio Broadcasting Company and 1,000 shares of common stock, par value $.01 per share, of Chancellor Broadcasting Licensee Company were outstanding.

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                              TABLE OF CONTENTS

                       PART I  FINANCIAL INFORMATION

                                                                                  PAGE
                                                                                  ----
ITEM 1.  FINANCIAL STATEMENTS
         CHANCELLOR BROADCASTING COMPANY AND SUBSIDIARIES
           Consolidated Balance Sheets as of December 31, 1995 and
           March 31, 1996.......................................................    1

           Consolidated Statements of Operations for the three months ended
           March 31, 1995 and 1996..............................................    2

           Consolidated Statements of Changes in Stockholders' Equity for the
           year ended December 31, 1995 and the three months ended
           March 31, 1996 ......................................................    3

           Consolidated Statements of Cash Flows for the three months
           ended March 31, 1995 and 1996........................................    4

           Notes to Consolidated Financial Statements...........................    5

         CHANCELLOR RADIO BROADCASTING COMPANY AND SUBSIDIARIES
           Consolidated Balance Sheets as of December 31, 1995 and
           March 31, 1996.......................................................    9

           Consolidated Statements of Operations for the three months ended
           March 31, 1995 and 1996..............................................   10

           Consolidated Statements of Changes in Stockholder's Equity for the
           year ended December 31, 1995 and the three months ended
           March 31, 1996.......................................................   11

           Consolidated Statements of Cash Flows for the three months
           ended March 31, 1995 and 1996........................................   12

           Notes to Consolidated Financial Statements...........................   13

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS..................................   16

                         PART II  OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES................................................   18

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.....................................   18


                        PART I   FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

               CHANCELLOR BROADCASTING COMPANY AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                   ASSETS

                                                                            DECEMBER 31,      MARCH 31,
                                                                                1995           1996
                                                                           -------------   -------------
Current assets:
  Cash                                                                     $   1,314,214   $   2,514,868
  Accounts receivable, net of allowance for doubtful accounts
    of $263,528 and $600,000, respectively                                    13,243,292      28,452,064
  Prepaid expenses and other                                                     546,405       1,386,131
                                                                           -------------   -------------
      Total current assets                                                    15,103,911      32,353,063
  Property and equipment, net                                                 17,925,845      67,217,827
  Intangibles and other, net                                                 203,808,395     554,268,416
  Deferred financing costs, net                                                4,284,413      19,447,676
                                                                           -------------   -------------
      Total assets                                                         $ 241,122,564   $ 673,286,982
                                                                           -------------   -------------
                                                                           -------------   -------------

                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                         $   1,873,888   $   3,603,589
  Accrued liabilities                                                          4,692,948       8,301,175
  Accrued interest                                                             2,710,891       6,279,140
  Current portion of long-term debt                                            4,062,500       4,400,000
                                                                           -------------   -------------
      Total current liabilities                                               13,340,227      22,583,904
  Long-term debt                                                             168,107,242     352,727,945
  Deferred income taxes                                                        4,952,361      17,836,384
  Other                                                                               --         767,319
                                                                           -------------   -------------
      Total liabilities                                                      186,399,830     393,915,552
                                                                           -------------   -------------

  Redeemable Senior Cumulative Exchangeable Preferred Stock of subsidiary, par value $.01 per share; 1,000,000 shares authorized, issued and outstanding; preference in liquidation of $100,000,000, plus
    accumulated and unpaid dividends                                                  --      97,652,032

Nonredeemable common stock and other stockholders' equity:
  Class A common stock, par value $.01 per
   share, 40,000,000 shares
   authorized, 302,289 and 8,749,481 shares issued and outstanding,
   respectively                                                                    3,023          87,495
Class B common stock, par value $.01 per share, 10,000,000 shares
  authorized, 63,500 shares issued and outstanding                                   635             635
Class C common stock, par value $.01 per share, 10,000,000 shares
  authorized, 8,484,411 shares issued and outstanding                             84,844          84,844
Additional paid-in capital                                                    66,271,498     206,453,059
Accumulated deficit                                                          (11,637,266)    (23,868,501)
Treasury stock                                                                        --      (1,038,134)
                                                                           -------------   -------------
Total stockholders' equity                                                    54,722,734     181,719,398
                                                                           -------------   -------------
Total liabilities and stockholders' equity                                 $ 241,122,564   $ 673,286,982
                                                                           -------------   -------------
                                                                           -------------   -------------

The accompanying notes are an integral part of the financial statements.

             CHANCELLOR BROADCASTING COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        THREE MONTHS ENDED MARCH 31,
                                                        ----------------------------
                                                            1995           1996
                                                         -----------   ------------
Gross broadcasting revenues                              $14,860,968   $ 29,089,515
Less agency commissions                                    1,779,413      3,447,276
                                                         -----------   ------------
    Net revenues                                          13,081,555     25,642,239
                                                         -----------   ------------
Operating expenses:
  Programming, technical and news                          2,762,245      5,144,760
  Sales and promotion                                      3,600,241      6,943,078
  General and administrative                               2,173,704      4,403,750
  Depreciation and amortization                            2,358,655      5,027,608
  Corporate expenses                                         369,567      1,007,597
  Stock option compensation                                       --        950,000
                                                         -----------   ------------
                                                          11,264,412     23,476,793
                                                         -----------   ------------
    Income from operations                                 1,817,143      2,165,446

Other (income) expense:
  Interest expense                                         4,113,507      7,145,506
  Other, net                                                  (7,933)         5,624
                                                         -----------   ------------
    Loss before provision for income taxes, minority
     interest and extraordinary loss                      (2,288,431)    (4,985,684)
Provision for income taxes                                 1,194,938        939,361
Dividends and accretion on preferred stock of
 subsidiary                                                       --      1,660,269
                                                         -----------   ------------
    Net loss before extraordinary loss                    (3,483,369)    (7,585,314)
Extraordinary loss on early extinguishment of debt                --      4,645,921
                                                         -----------   ------------
    Net loss                                              (3,483,369)   (12,231,235)
Loss on repurchase of preferred stock of subsidiary               --     16,570,065
                                                         -----------   ------------
    Net loss attributable to common stock                $(3,483,369)  $(28,801,300)
                                                         -----------   ------------
                                                         -----------   ------------

Loss applicable to common stock:
  Loss before extraordinary loss                         $    (0.39)   $      (1.83)
                                                         -----------   ------------
                                                         -----------   ------------
  Extraordinary loss                                     $        --   $      (0.35)
                                                         -----------   ------------
                                                         -----------   ------------
  Net loss                                               $     (0.39)  $      (2.18)
                                                         -----------   ------------
                                                         -----------   ------------
Weighted average number of shares outstanding              8,850,033     13,191,626
                                                         -----------   ------------
                                                         -----------   ------------

    The accompanying notes are an integral part of the financial statements.

                 CHANCELLOR BROADCASTING COMPANY AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                           CLASS A         CLASS B         CLASS C
                        COMMON STOCK     COMMON STOCK    COMMON STOCK       ADDITIONAL
                     ------------------  ------------- ------------------    PAID-IN     ACCUMULATED    TREASURY
                       SHARES    AMOUNT  SHARES AMOUNT  SHARES    AMOUNT     CAPITAL       DEFICIT        STOCK         TOTAL
                     ---------  -------  ------ ------ ---------  -------  ------------  ------------  -----------  ------------
Balance, January 1,
 1995                  302,289  $3,0236   3,500  $635  8,484,244  $84,842  $ 59,911,500  $   (105,970) $        --  $ 59,894,030
Stock option
 compensation               --       --      --    --         --       --     6,360,000            --           --     6,360,000
Issuance of common
 stock on June 29,
 1995                       --       --      --    --        167        2            (2)           --           --            --
Net loss                    --       --      --    --         --       --            --   (11,531,296)          --   (11,531,296)
                     ---------  -------  ------  ----  ---------  -------  ------------  ------------  -----------  ------------

Balance, December 31,
 1995                  302,289    3,023  63,500   635  8,484,411   84,844    66,271,498   (11,637,266)          --    54,722,734
Stock option
 compensation               --       --      --    --         --       --       950,000            --           --       950,000
Issuance of common
 stock on February
 14, 1996            8,447,192   84,472      --    --         --       --   155,801,626            --           --   155,886,098
Loss on repurchase
 of preferred stock
 of subsidiary on
 February 21, 1996          --       --      --    --         --       --   (16,570,065)           --           --   (16,570,065)
Repurchase of
 common stock on
 February 21, 1996          --       --      --    --         --       --            --            --   (1,038,134)   (1,038,134)
Net loss                    --       --      --    --         --       --            --   (12,231,235)          --   (12,231,235)
                     ---------  -------  ------  ----  ---------  -------  ------------  ------------  -----------  ------------
Balance, March 31,
 1996                8,749,481  $87,495  63,500  $635  8,484,411  $84,844  $206,453,059  $(23,868,501) $(1,038,134) $181,719,398
                     ---------  -------  ------  ----  ---------  -------  ------------  ------------  -----------  ------------
                     ---------  -------  ------  ----  ---------  -------  ------------  ------------  -----------  ------------

   The accompanying notes are an integral part of the financial statements.

              CHANCELLOR BROADCASTING COMPANY AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                                 ----------------------------
                                                                                     1995           1996
                                                                                 -----------   -------------
Cash flows from operating activities:
  Net loss                                                                       $(3,483,369)  $ (12,231,235)
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                  2,358,655       5,027,608
    Provision for doubtful accounts                                                  104,535         150,722
    Stock option compensation                                                             --         950,000
    Deferred income taxes                                                          1,194,938         939,361
    Dividends and accretion on preferred stock of subsidiary                              --       1,660,269
    Extraordinary loss                                                                    --       4,645,921
    Changes in assets and liabilities, net of the effects of acquired businesses:
      Accounts receivable                                                           (380,713)      2,798,074
      Prepaids and other                                                             (62,293)         56,513
      Accounts payable                                                              (675,805)        761,323
      Accrued liabilities                                                            102,658         458,404
      Accrued interest                                                             2,519,248       3,568,249
                                                                                 -----------   -------------
        Net cash provided by operating activities                                  1,677,854       8,785,209
                                                                                 -----------   -------------
Cash flows from investing activities:
  Purchases of broadcasting properties                                               (22,976)   (405,566,199)
  Purchases of other property and equipment                                         (337,437)       (820,314)
                                                                                 -----------   -------------
Net cash used in investing activities                                               (360,413)   (406,386,513)
                                                                                 -----------   -------------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt                                                --     277,957,527
  Proceeds from borrowings under revolving debt facility                           1,995,395      28,609,148
  Repayments of long-term debt                                                            --     (89,784,500)
  Repayments of borrowings under revolving debt facility                          (3,659,093)    (52,249,879)
  Issuance of preferred stock of subsidiary                                               --     175,389,677
  Repurchase of preferred stock of subsidiary                                             --     (95,462,423)
  Issuance of common stock                                                                --     155,886,098
  Repurchase of common stock                                                              --      (1,038,134)
  Payment of preferred stock dividends                                                    --        (505,556)
                                                                                 -----------   -------------
       Net cash provided by financing activities                                  (1,663,698)    398,801,958
                                                                                 -----------   -------------
       Net increase (decrease) in cash                                              (346,257)      1,200,654
Cash, at beginning of period                                                       1,516,808       1,314,214
                                                                                 -----------   -------------
Cash, at end of period                                                           $ 1,170,551    $  2,514,868
                                                                                 -----------   -------------
                                                                                 -----------   -------------

   The accompanying notes are an integral part of the financial statements.

               CHANCELLOR BROADCASTING COMPANY AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Chancellor Broadcasting Company ("Chancellor") and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

2.   ACQUISITION

     On February 14, 1996, the Company acquired all of the outstanding capital stock of Trefoil Communications, Inc. ("Trefoil") for approximately $408.0 million, including acquisition costs. Trefoil is a holding company, the sole asset of which is the capital stock of Shamrock Broadcasting, Inc. ("Shamrock Broadcasting"). The acquisition of Trefoil was financed through the New Credit Agreement, the New Notes, the IPO and the offering of the Acquisition Preferred Stock and Class A Common Stock (all as defined).

     The acquisition of Trefoil was accounted for as a purchase. Accordingly, the purchase price was allocated to the net assets acquired based upon their estimated fair market values. The excess of the purchase price over the estimated fair value of net assets acquired amounted to approximately $368.0 million, which has been accounted for as goodwill and is being amortized over 40 years using the straight line method. This allocation was based on preliminary estimates.

     The following summarizes the unaudited consolidated pro forma data for the three months ended March 31, 1995 and 1996, as though the Company's acquisitions of KDWB-FM and Trefoil Communications, Inc. had occurred as of the beginning of 1995 (in thousands):


                                    THREE MONTHS ENDED    THREE MONTHS ENDED
                                       MARCH 31, 1995        MARCH 31, 1996
                                   ---------------------  ---------------------
                                   HISTORICAL  PRO FORMA  HISTORICAL  PRO FORMA
                                   ----------  ---------  ----------  ---------
Net revenues                        $ 13,082    $32,853     $25,642    $33,572
Net loss before extraordinary loss    (3,483)   (11,158)     (7,585)   (10,596)
Net loss                              (3,483)   (13,380)    (12,231)   (10,596)
Net loss per common share              (0.39)     (0.77)      (2.18)     (0.61)


     Pursuant to Local Marketing Agreements ("LMA"), the Company has outsourced certain limited functions of its Detroit and Houston stations to certain third parties and, has entered into an agreement with one of those third parties to exchange the Houston station, plus approximately $6.0 million in cash, for KIMN-FM and KALC-FM in Denver, Colorado. The Company began managing certain limited functions of these stations, pursuant to an LMA, effective April 1, 1996. Additionally, the Company also manages certain limited functions pursuant to an LMA and has entered into an asset purchase agreement to acquire certain assets of WKYN-AM in Florence, Kentucky.

3.   LONG-TERM DEBT

     The Company's $70.0 million term loan facility and $35.0 million revolving loan facility were refinanced on February 14, 1996, in conjunction with the acquisition of Trefoil Communications, Inc. under a new bank credit agreement (the "New Credit Agreement") with Bankers Trust Company, as administrative agent, and other institutions party thereto. In connection with the refinancing of the term loan and revolving loan facility, the Company incurred an extraordinary charge to write-off deferred finance costs of approximately $1.8 million. The New Credit Agreement includes a $60.0 million term loan facility (the "A Term Loan Facility"), a $35.0 million term loan facility (the "B Term Loan Facility" and , together with the A Term Loan Facility, the "Term Loans") and a $40.0 million revolving loan facility (the "Revolving Loan Facility" and, together with the Term Loans, the "New Bank Financing"). The New Bank Financing is collateralized by (i) a first priority perfected pledge of all capital

               CHANCELLOR BROADCASTING COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

stock and notes owned by Chancellor and its subsidiaries and (ii) a first priority perfected security interest in all other assets (including receivables, contracts, contract rights, securities, patents, trademarks, other intellectual property, inventory, equipment and real estate) owned by Chancellor and its subsidiaries, excluding FCC licenses, leasehold interests in studio or office space and certain leasehold and partnership interests in tower or transmitter sites. The A and B Term Loan Facilities are due in increasing quarterly installments beginning in 1996 and mature in August 2002 and 2003, respectively. All outstanding borrowings under the Revolving Loan Facility mature in August 2002. The facilities bear interest, at the option of the Company, at rates based upon the prime rate of Bankers Trust Company, as announced from time to time, or the London Inter-Bank Offered Rate ("LIBOR") in effect form time to time, plus an applicable margin rate. The Company pays quarterly commitment fees in arrears equal to .5% per annum on the unused portion of the Revolving Loan Facility. As of March 31, 1996, the New Bank Financing facilities accrued interest at prime rate plus 1.50% ( 9.75%) and 1.75% (10.0%) on $62.1 million and $35.0 million of borrowings, respectively.

     In connection with the IPO (defined), the Company redeemed 25% of its Existing Notes (defined) for approximately $22.2 million. The redemption was completed in March 1996 and resulted in an extraordinary charge of $2.8 million. The remaining $60 million 12 1/2% Senior Subordinated Notes due 2004 (the "Existing Notes") mature October 1, 2004, and bear interest at 12.5% per annum. On February 14, 1996, in conjunction with the acquisition of Trefoil Communications, Inc., the Company issued $200 million aggregate principal amount of Senior Subordinated Notes due 2004 (the "New Notes" and, together with the Existing Notes, the "Notes"), which mature on October 1, 2004, and bear interest at 9 3/8% per annum. Interest on the Notes is paid semi-annually. The Existing and New Notes are redeemable, in whole or in part, at the option of the Company on or after October 1, 1999 and February 1, 2000, respectively. In addition, prior to January 31, 1999, the company may redeem up to 25% of the original aggregate principal amount of the New Notes with the net proceeds of one or more public equity offerings. The Notes are unsecured obligations of the Company, ranking subordinate in right of payment to all senior debt of the Company. The New Notes rank PARI PASSU in right of payment to the Existing Notes. The Notes are guaranteed on a senior subordinated basis by Chancellor Radio Broadcasting Company's subsidiaries.

     Both the Bank Financing and Notes indenture contain certain covenants, including, among others, limitations on the incurrence of additional debt, in the case of the Bank Financing; requirements to maintain certain financial ratios; and restrictions on the payment of dividends.

4.   CAPITAL STRUCTURE

     In February 1996, Chancellor sold 7.7 million shares of Class A common stock in an initial public offering (the "IPO"), which generated net proceeds of $142.4 million, and in a private placement, issued $100.0 million of exchangeable redeemable preferred stock (the "Acquisition Preferred Stock") of Chancellor Radio Broadcasting Company and 742,192 shares of Class A common stock of Chancellor to an affiliated entity and other investors.

     In February 1996, subsequent to the IPO, the Company commenced a private placement of $100.0 million of newly authorized Senior Cumulative Exchangeable Preferred Stock (the "Old Preferred Stock"). Upon completion, the proceeds of the Old Preferred Stock were used to redeem the Acquisition Preferred Stock and 55,664 shares of Class A common stock. The redemption resulted in a charge to net loss applicable to common stock of approximately $16.6 million and an additional reduction of paid-in capital of approximately $1.0 million

     In March 1996, the Company commenced an exchange offering to exchange the Old Preferred Stock for 1,000,000 shares of public, 12 1/4% Senior Cumulative Exchangeable Preferred Stock (the "New Preferred Stock"). The terms of the New Preferred Stock are substantially identical to those of the Old Preferred Stock. Dividends on the New Preferred Stock will accrue from its date of issuance and will be payable quarterly commencing May 15, 1996, at a rate per annum of 12 1/4% of the then effective liquidation preference per share. Dividends may be paid, at the Company's option, on any dividend payment date occurring on or prior to February 15, 2001 either in cash or by adding such dividends to the then effective liquidation preference of the New Preferred Stock. The initial liquidation preference of the New Preferred Stock will be $100.00 per share. The New Preferred Stock is redeemable at the Company's option, in whole or in part at any time on or after February 15, 2001, at various redemption prices (as defined), plus, accumulated and unpaid dividends to the date of redemption. In addition, prior to February 15, 1999, the Company may, at its option, redeem the New Preferred Stock with the net cash proceeds from one or more Public Equity Offerings (as defined), at various redemption prices (as defined), plus, accumulated and unpaid dividends to the redemption date; provided, however, that after any such redemption there is outstanding at least 75% of the number of shares of New Preferred Stock originally issued.

     The Company is required, subject to certain conditions, to redeem all of the New Preferred Stock outstanding on February 15, 2008, at a redemption price equal to 100% of the then effective liquidation preference thereof, plus, accumulated and unpaid dividends to the date of redemption. Upon the occurrence of a change of control (as defined), the Company will offer to purchase all of the then outstanding shares of New Preferred Stock at a price equal to 101% of the then effective liquidation preference thereof, plus, accumulated and unpaid dividends to the date of purchase. Subject to certain conditions, the New Preferred Stock is exchangeable in whole, but not in part, at the option of the Company, on any dividend payment date for the Company's 12 1/4% subordinated exchange debentures due 2008.

     In addition to the accrued dividends discussed above, the recorded value of the New Preferred Stock includes an amount for the accretion of the difference between the New Preferred Stock's fair value at date of issuance and its mandatory redemption amount, calculated using the effective interest method.

     Immediately prior to the IPO, Chancellor effected a recapitalization of its current capital stock. Pursuant to the recapitalization, each six shares of Chancellor's Nonvoting Stock were reclassified into one share of Class A Common Stock. Each six shares of Chancellor's Voting Stock were reclassified into one share of Class B Common Stock and each six shares of Convertible Nonvoting Stock were reclassified into one share of Class C Common Stock. In connection with the recapitalization, 63,333 shares of Class A Common Stock were exchanged for an equal number of shares of Class B Common Stock, and an additional 8,483,078 shares of Class A Common Stock were exchanged for an equal number of shares of Class C Common Stock. The recapitalization has been given retroactive effect in the financial statements.

5.   EMPLOYEE STOCK OPTION PLAN

     On February 9, 1996, Chancellor's Board of Directors adopted a stock award plan for the Company's management, employees and non-employee directors providing for the grant of options and stock awards for up to 5% of Chancellor's Common Stock (on a fully-diluted basis). On that same date, the Board of Directors granted options to purchase 407,000 shares of Class A Common Stock with an exercise price equal to the initial public offering price of $20 per share.

6.   INCOME TAXES

     Income tax expense differs from the amount computed by applying the federal statutory income tax rate of 34% to loss before income taxes and dividends and accretion on preferred stock of subsidiary for the following reasons:

                                                           THREE MONTHS ENDED MARCH 31,
                                                           ---------------------------
                                                                1995           1996
                                                           -----------    ------------
     U.S. federal income tax at statutory rate             $  (778,067)   $ (3,274,746)
     State income taxes, net of federal benefit               (137,306)       (577,896)
     Valuation allowance provided for loss carryforward
       generated during the current period                   1,998,800       4,667,003
     Other                                                     111,511         125,000
                                                           -----------    ------------
                                                           $ 1,194,938    $    939,361
                                                           -----------    ------------
                                                           -----------    ------------

     The deferred tax valuation allowance has been established due to the uncertainty surrounding the Company's ability to generate taxable income in the immediate future. While the Company currently expects that its long-term profitability should ultimately be sufficient to enable it to realize full benefit of its future tax deductions, considering all factors to be relevant, the Company believes that a portion of the gross deferred tax assets may not currently meet a "more likely than not" realizability test.

7.   NEW ACCOUNTING PRONOUNCEMENT

     Statement of Financial Accounting Standard No. 123, "Accounting for Stock Based Compensation" was issued in October 1995, which establishes financial accounting and reporting standards for stock based employee compensation plans, including stock purchase plans, stock options, restricted stock, and stock appreciation rights. The Company has elected to continue accounting for stock based compensation under Accounting Principles Board Opinion No. 25. The disclosure requirements of SFAS No. 123 will be effective for the Company's financial statements beginning with the annual report for 1996. Management does not believe that the implementation of SFAS 123 will have a material effect on its financial statements.

           CHANCELLOR RADIO BROADCASTING COMPANY AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                                                        DECEMBER 31,       MARCH 31,
                                                                             1995            1996
                                                                        ------------    ------------
                                     ASSETS
Current assets:
  Cash                                                                  $  1,314,214    $  2,514,868
  Accounts receivable, net of allowance for doubtful accounts
   of $263,528 and $600,000, respectively                                 13,243,292      28,452,064
  Prepaid expenses and other                                                 546,405       1,386,131
                                                                        ------------    ------------
      Total current assets                                                15,103,911      32,353,063
Property and equipment, net                                               17,925,845      67,217,827
Intangibles and other, net                                               203,808,395     554,268,416
Deferred financing costs, net                                              4,284,413      19,447,676
                                                                        ------------    ------------
Total assets                                                            $241,122,564    $673,286,982
                                                                        ------------    ------------
                                                                        ------------    ------------

                    LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Accounts payable                                                      $  1,873,888    $  3,603,589
  Accrued liabilities                                                      4,692,948       8,301,175
  Accrued interest                                                         2,710,891       6,279,140
  Current portion of long-term debt                                        4,062,500       4,400,000
                                                                        ------------    ------------
      Total current liabilities                                           13,340,227      22,583,904
Long-term debt                                                           168,107,242     352,727,945
Deferred income taxes                                                      4,952,361      17,836,384
Other                                                                             --         767,319
                                                                        ------------    ------------
Total liabilities                                                        186,399,830     393,915,552
                                                                        ------------    ------------
Redeemable Senior Cumulative Exchangeable Preferred Stock,
 par value $.01 per share; 1,000,000 shares authorized, issued and outstanding; preference in liquidation of $100,000,000, plus
 accumulated and unpaid dividends                                                 --      97,652,032
Nonredeemable common stock and other stockholder's equity:
  Common stock, par value $.01 per share, 1,000 shares
   authorized, issued and outstanding                                             10              10
  Additional paid-in capital                                              66,359,990     203,927,620
  Accumulated deficit                                                    (11,637,266)    (22,208,232)
                                                                        ------------    ------------
      Total stockholder's equity                                          54,722,734     181,719,398
                                                                        ------------    ------------
      Total liabilities and stockholder's equity                        $241,122,564    $673,286,982
                                                                        ------------    ------------
                                                                        ------------    ------------


   The accompanying notes are an integral part of the financial statements.

           CHANCELLOR RADIO BROADCASTING COMPANY AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 THREE MONTHS ENDED MARCH 31,
                                                                 ----------------------------
                                                                     1995             1996
                                                                 -----------     ------------
Gross broadcasting revenues                                      $14,860,968     $ 29,089,515
Less agency commissions                                            1,779,413        3,447,276
                                                                 -----------     ------------
      Net revenues                                                13,081,555       25,642,239
                                                                 -----------     ------------

Operating expenses:
  Programming, technical and news                                  2,762,245        5,144,760
  Sales and promotion                                              3,600,241        6,943,078
  General and administrative                                       2,173,704        4,403,750
  Depreciation and amortization                                    2,358,655        5,027,608
  Corporate expenses                                                 369,567        1,007,597
  Stock option compensation                                               --          950,000
                                                                 -----------     ------------
                                                                  11,264,412       23,476,793
                                                                 -----------     ------------
      Income from operations                                       1,817,143        2,165,446
Other (income) expense:
  Interest expense                                                 4,113,507        7,145,506
  Other, net                                                          (7,933)           5,624
                                                                 -----------     ------------
      Loss before provision for income taxes and extraordinary
       loss                                                       (2,288,431)      (4,985,684)
Provision for income taxes                                         1,194,938          939,361
                                                                 -----------     ------------
      Net loss before extraordinary loss                          (3,483,369)      (5,925,045)
Extraordinary loss on early extinguishment of debt                        --        4,645,921
                                                                 -----------     ------------
      Net loss                                                    (3,483,369)     (10,570,966)
Dividends and accretion on preferred stock                                --        1,660,269
Loss on repurchase of preferred stock                                     --       16,570,065
                                                                 -----------     ------------
      Net loss attributable to common stock                      $(3,483,369)    $(28,801,300)
                                                                 -----------     ------------
                                                                 -----------     ------------

   The accompanying notes are an integral part of the financial statements.

            CHANCELLOR RADIO BROADCASTING COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                      COMMON STOCK    ADDITIONAL
                                    ---------------    PAID-IN       ACCUMULATED
                                    SHARES   AMOUNT    CAPITAL        DEFICIT          TOTAL
                                    ------   ------  ------------   ------------    ------------
Balance, January 1, 1995             2,000     $20   $ 59,999,980   $   (105,970)   $ 59,894,030
Capital contributions                   --      --      6,360,000             --       6,360,000
Contribution of stock held
 by affiliate of Hicks, Muse,
 Tate & Furst                       (1,000)    (10)            10             --              --
Net loss                                --      --             --    (11,531,296)    (11,531,296)
                                    ------    ----  -------------   ------------    ------------
Balance, December 31, 1995           1,000      10     66,359,990    (11,637,266)     54,722,734
Loss on repurchase of preferred
 stock                                  --      --    (16,570,065)            --     (16,570,065)
Dividends and accretion on
 preferred  stock                       --      --     (1,660,269)            --      (1,660,269)
Capital contributions                   --      --    155,797,964             --     155,797,964
Net loss                                --      --             --    (10,570,966)    (10,570,966)
                                    ------    ----  -------------   ------------    ------------
Balance, March 31, 1996              1,000    $ 10  $ 203,927,620   $(22,208,232)   $181,719,398
                                    ------    ----  -------------   ------------    ------------
                                    ------    ----  -------------   ------------    ------------

     The accompanying notes are an integral part of the financial statements.

          CHANCELLOR RADIO BROADCASTING COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     THREE MONTHS ENDED MARCH 31,
                                                     ----------------------------
                                                        1995             1996
                                                     -----------     ------------
Cash flows from operating activities:
  Net loss                                           $(3,483,369)    $(10,570,966)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                      2,358,655        5,027,608
    Provision for doubtful accounts                      104,535          150,722
    Stock option compensation                                 --          950,000
    Deferred income taxes                              1,194,938          939,361
    Extraordinary loss                                        --        4,645,921
    Changes in assets and liabilities, net of
     the effects of acquired businesses:
      Accounts receivable                               (380,713)       2,798,074
      Prepaids and other                                 (62,293)          56,513
      Accounts payable                                  (675,805)         761,323
      Accrued liabilities                                102,658          458,404
      Accrued interest                                 2,519,248        3,568,249
                                                     -----------    -------------
        Net cash provided by operating activities      1,677,854        8,785,209
                                                     -----------    -------------
Cash flows from investing activities:
  Purchases of broadcasting properties                   (22,976)    (405,566,199)
  Purchases of other property and equipment             (337,437)        (820,314)
                                                     -----------    -------------
        Net cash used in investing activities           (360,413)    (406,386,513)
                                                     -----------    -------------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt                    --      277,957,527
  Proceeds from borrowings under revolving
   debt facility                                       1,995,395       28,609,148
  Repayments of long-term debt                                --      (89,784,500)
  Repayments of borrowings under revolving
   debt facility                                      (3,659,093)     (52,249,879)
  Issuance of preferred stock                                 --      175,389,677
  Repurchase of preferred stock                               --      (95,462,423)
  Additional capital contributions                            --      155,886,098
  Distribution of additional paid in capital                  --       (1,038,134)
  Payment of preferred stock dividends                        --         (505,556)
                                                     -----------    -------------
        Net cash provided by financing activities     (1,663,698)     398,801,958
                                                     -----------    -------------
        Net increase (decrease) in cash                 (346,257)       1,200,654
  Cash, at beginning of period                         1,516,808        1,314,214
                                                     -----------    -------------
  Cash, at end of period                             $ 1,170,551    $   2,514,868
                                                     -----------    -------------
                                                     -----------    -------------

   The accompanying notes are an integral part of the financial statements.

           CHANCELLOR RADIO BROADCASTING COMPANY AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Chancellor Radio Broadcasting Company ("Chancellor Radio Broadcasting") and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. Chancellor Radio Broadcasting is a wholly owned subsidiary of Chancellor Broadcasting Company ("Chancellor").

2.   ACQUISITION

     On February 14, 1996, the Company acquired all of the outstanding capital stock of Trefoil Communications, Inc. ("Trefoil") for approximately $408.0 million, including acquisition costs. Trefoil is a holding company, the sole asset of which is the capital stock of Shamrock Broadcasting, Inc. ("Shamrock Broadcasting"). The acquisition of Trefoil was financed through the New Credit Agreement, the New Notes, the IPO and the offering of the Acquisition Preferred Stock and Class A Common Stock (all as defined).

     The acquisition of Trefoil was accounted for as a purchase.
Accordingly, the purchase price was allocated to the net assets acquired based upon their estimated fair market values. The excess of the purchase price over the estimated fair value of net assets acquired amounted to approximately $368.0 million, which has been accounted for as goodwill and is being amortized over 40 years using the straight line method. This allocation was based on preliminary estimates and may be revised at a later date.

     The following summarizes the unaudited consolidated pro forma data for the three months ended March 31, 1995 and 1996, as though the Company's acquisitions of KDWB-FM and Trefoil Communications, Inc. had occurred as of the beginning of 1995 (in thousands):

                                              THREE MONTHS ENDED      THREE MONTHS ENDED
                                                MARCH 31, 1995          MARCH 31, 1996
                                             ---------------------   ---------------------
                                             HISTORICAL  PRO FORMA   HISTORICAL  PRO FORMA
                                             ----------  ---------   ----------  ---------
       Net revenues                            $13,082   $ 32,853    $ 25,642     $33,572
       Net loss before extraordinary loss       (3,483)    (8,023)     (5,925)     (7,460)
       Net loss                                 (3,483)   (10,245)    (10,571)     (7,460)

     Pursuant to Local Marketing Agreements ("LMA"), the Company has outsourced certain limited functions of its Detroit and Houston stations to certain third parties and, has entered into an agreement with one of those third parties to exchange the Houston station, plus approximately $6.0 million in cash, for KIMN-FM and KALC-FM in Denver, Colorado. The Company began managing certain limited functions of these stations, pursuant to an LMA, effective April 1, 1996. Additionally, the Company also manages certain limited functions pursuant to an LMA and has entered into an asset purchase agreement to acquire certain assets of WKYN-AM in Florence, Kentucky.

3.   LONG-TERM DEBT

     The Company's $70.0 million term loan facility and $35.0 million revolving loan facility were refinanced on February 14, 1996, in conjunction with the acquisition of Trefoil Communications, Inc. under a new bank credit agreement (the "New Credit Agreement") with Bankers Trust Company, as administrative agent, and other institutions party thereto. In connection with the refinancing of the term loan and revolving loan facility, the Company incurred an extraordinary charge to write-off deferred finance costs of approximately $1.8 million. The New Credit Agreement includes a $60.0 million term loan facility (the "A Term Loan Facility"), a $35.0 million term loan facility (the "B Term Loan Facility" and , together with the A Term Loan Facility, the "Term Loans") and a $40.0 million revolving loan facility (the "Revolving Loan Facility" and, together with the Term Loans, the "New Bank Financing"). The New Bank Financing is collateralized by (i) a first priority perfected pledge of all capital stock and notes owned by Chancellor and its subsidiaries and (ii) a first priority perfected security interest in all

           CHANCELLOR RADIO BROADCASTING COMPANY AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

other assets (including receivables, contracts, contract rights, securities, patents, trademarks, other intellectual property, inventory, equipment and real estate) owned by Chancellor and its subsidiaries, excluding FCC licenses, leasehold interests in studio or office space and certain leasehold and partnership interests in tower or transmitter sites. The A and B Term Loan Facilities are due in increasing quarterly installments beginning in 1996 and mature in August 2002 and 2003, respectively. All outstanding borrowings under the Revolving Loan Facility mature in August 2002. The facilities bear interest, at the option of the Company, at rates based upon the prime rate of Bankers Trust Company, as announced from time to time, or the London Inter-Bank Offered Rate ("LIBOR") in effect form time to time, plus an applicable margin rate. The Company pays quarterly commitment fees in arrears equal to .5% per annum on the unused portion of the Revolving Loan Facility. As of March 31, 1996, the New Bank Financing facilities accrued interest at prime rate plus 1.50% ( 9.75%) and 1.75% (10.0%) on $62.1 million and $35.0 million of borrowings, respectively.

     In connection with the IPO (defined), the Company redeemed 25% of its Existing Notes (defined) for approximately $22.2 million. The redemption was completed in March 1996 and resulted in an extraordinary charge of $2.8 million. The remaining $60 million 12 1/2% Senior Subordinated Notes due 2004 (the "Existing Notes") mature October 1, 2004, and bear interest at 12.5% per annum. On February 14, 1996, in conjunction with the acquisition of Trefoil Communications, Inc., the Company issued $200 million aggregate principal amount of Senior Subordinated Notes due 2004 (the "New Notes" and, together with the Existing Notes, the "Notes"), which mature on October 1, 2004, and bear interest at 9 3/8% per annum. Interest on the Notes is paid semi-annually. The Existing and New Notes are redeemable, in whole or in part, at the option of the Company on or after October 1, 1999 and February 1, 2000, respectively. In addition, prior to January 31, 1999, the company may redeem up to 25% of the original aggregate principal amount of the New Notes with the net proceeds of one or more public equity offerings. The Notes are unsecured obligations of the Company, ranking subordinate in right of payment to all senior debt of the Company. The New Notes rank PARI PASSU in right of payment to the Existing Notes. The Notes are guaranteed on a senior subordinated basis by Chancellor Radio Broadcasting Company's subsidiaries.

     Both the Bank Financing and Notes indenture contain certain covenants, including, among others, limitations on the incurrence of additional debt, in the case of the Bank Financing; requirements to maintain certain financial ratios; and restrictions on the payment of dividends.

4.   CAPITAL STRUCTURE

     In February 1996, Chancellor sold 7.7 million shares of Class A common stock in an initial public offering (the "IPO"), which generated net proceeds of $142.4 million, and in a private placement, issued $100.0 million of exchangeable redeemable preferred stock (the "Acquisition Preferred Stock") of Chancellor Radio Broadcasting and 742,192 shares of Class A common stock of Chancellor to an affiliated entity and other investors.

     In February 1996, subsequent to the IPO, the Company commenced a private placement of $100.0 million of newly authorized Senior Cumulative Exchangeable Preferred Stock (the "Old Preferred Stock"). Upon completion, the proceeds of the Old Preferred Stock were used to redeem the Acquisition Preferred Stock and 55,664 shares of Class A common stock. The redemption resulted in a charge to net loss applicable to common stock of approximately $16.6 million and an additional reduction of paid-in capital of approximately $1.0 million

     In March 1996, the Company commenced an exchange offering to exchange the Old Preferred Stock for 1,000,000 shares of public, 12 1/4% Senior Cumulative Exchangeable Preferred Stock (the "New Preferred Stock"). The terms of the New Preferred Stock are substantially identical to those of the Old Preferred Stock. Dividends on the New Preferred Stock will accrue from its date of issuance and will be payable quarterly commencing May 15, 1996, at a rate per annum of 12 1/4% of the then effective liquidation preference per share. Dividends may be paid, at the Company's option, on any dividend payment date occurring on or prior to February 15, 2001 either in cash or by adding such dividends to the then effective liquidation preference of the New Preferred Stock. The initial liquidation preference of the New Preferred Stock will be $100.00 per share. The New Preferred Stock is redeemable at the Company's option, in whole or in part at any time on or after February 15, 2001, at various redemption prices (as defined), plus, accumulated and unpaid dividends to the date of redemption. In addition, prior to February 15, 1999, the Company may, at its option, redeem the Senior exchangeable Preferred Stock with the net

           CHANCELLOR RADIO BROADCASTING COMPANY AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

cash proceeds from one or more Public Equity Offerings (as defined), at various redemption prices (as defined), plus, accumulated and unpaid dividends to the redemption date; provided, however, that after any such redemption there is outstanding at least 75% of the number of shares of New Preferred Stock originally issued.

     The Company is required, subject to certain conditions, to redeem all of the New Preferred Stock outstanding on February 15, 2008, at a redemption price equal to 100% of the then effective liquidation preference thereof, plus, accumulated and unpaid dividends to the date of redemption. Upon the occurrence of a change of control (as defined), the Company will offer to purchase all of the then outstanding shares of New Preferred Stock at a price equal to 101% of the then effective liquidation preference thereof, plus, accumulated and unpaid dividends to the date of purchase. Subject to certain conditions, the New Preferred Stock is exchangeable in whole, but not in part, at the option of the Company, on any dividend payment date for the Company's 12 1/4% subordinated exchange debentures due 2008.

     In addition to the accrued dividends discussed above, the recorded value of the New Preferred Stock includes an amount for the accretion of the difference between the New Preferred Stock's fair value at date of issuance and its mandatory redemption amount, calculated using the effective interest method.

5.   EMPLOYEE STOCK OPTION PLAN

     On February 9, 1996, Chancellor's Board of Directors adopted a stock award plan for the Company's management, employees and non-employee directors providing for the grant of options and stock awards for up to 5% of Chancellor's Common Stock (on a fully-diluted basis). On that same date, the Board of Directors granted options to purchase 407,000 shares of Class A Common Stock with an exercise price equal to the initial public offering price of $20 per share.

6.   INCOME TAXES

     Income tax expense differs from the amount computed by applying the federal statutory income tax rate of 34% to loss before income taxes for the following reasons:

                                                        THREE MONTHS ENDED MARCH 31,
                                                        ----------------------------
                                                            1995          1996
                                                         ----------    -----------
     U.S. federal income tax at statutory rate           $ (778,067)   $(3,274,746)
     State income taxes, net of federal benefit            (137,306)      (577,896)
     Valuation allowance provided for loss carryforward
      generated during the current period                 1,998,800      4,667,003
     Other                                                  111,511        125,000
                                                         ----------    -----------
                                                         $1,194,938    $   939,361
                                                         ----------    -----------
                                                         ----------    -----------

     The deferred tax valuation allowance has been established due to the uncertainty surrounding the Company's ability to generate taxable income in the immediate future. While the Company currently expects that its long-term profitability should ultimately be sufficient to enable it to realize full benefit of its future tax deductions, considering all factors to be relevant, the Company believes that a portion of the gross deferred tax assets may not currently meet a "more likely than not" realizability test.

7.   NEW ACCOUNTING PRONOUNCEMENT

     Statement of Financial Accounting Standard No. 123, "Accounting for Stock Based Compensation" was issued in October 1995, which establishes financial accounting and reporting standards for stock based employee compensation plans, including stock purchase plans, stock options, restricted stock, and stock appreciation rights. The Company has elected to continue accounting for stock based compensation under Accounting Principles Board Opinion No. 25. The disclosure requirements of SFAS No. 123 will be effective for the Company's financial statements beginning with the annual report for 1996. Management does not believe that the implementation of SFAS 123 will have a material effect on its financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Chancellor Broadcasting Company and its subsidiaries (the "Company") have grown largely through acquisitions, as well as through internally generated growth. The Company completed its first acquisition in January 1994 with the purchase of KFBK-AM and KGBY-FM in Sacramento. In October 1994, the Company acquired the 11-station American Media Station Group. In July 1995, the Company acquired KDWB-FM in Minneapolis-St. Paul. On February 14, 1996, the Company acquired Trefoil Communications, Inc., and its wholly owned subsidiary Shamrock Broadcasting, Inc. ("Shamrock Broadcasting"), which owned and operated 19 radio stations. The Company now owns 33 radio stations serving the following top 40 markets: New York, New York; Los Angeles, California; San Francisco, California; Detroit, Michigan; Houston, Texas; Atlanta, Georgia; Riverside-San Bernardino, California; Minneapolis-St. Paul, Minnesota; Nassau-Suffolk (Long Island), New York; Phoenix, Arizona; Pittsburgh, Pennsylvania; Denver, Colorado; Cincinnati, Ohio; Sacramento, California; and Orlando, Florida. Pursuant to Local Marketing Agreements ("LMA"), the Company has outsourced certain limited functions of its Detroit and Houston stations to certain third parties and, has entered into an agreement with one of those third parties to exchange the Houston station, plus approximately $6.0 million in cash, for KIMN-FM and KALC-FM in Denver, Colorado. The Company began managing certain limited functions of these stations, pursuant to an LMA, effective April 1, 1996. Additionally, the Company also manages certain limited functions pursuant to an LMA and has entered into an asset purchase agreement to acquire certain assets of WKYN-AM in Florence, Kentucky.

     In the following analysis, management discusses the "broadcast cash flow" of the combined station group. Broadcast cash flow consists of operating income before depreciation and amortization, corporate expenses and non-cash stock option compensation expense. Although broadcast cash flow is not a measure of performance calculated in accordance with generally accepted accounting principles ("GAAP"), management believes that it is useful to an investor in evaluating the Company because it is a measure widely used in the broadcast industry to evaluate a radio company's operating performance. However, broadcast cash flow should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP or as a measure of liquidity or profitability. The discussion of broadcast cash flow appears as the last paragraph in the discussion of the results of operations.

     For ease of comprehension, the following table and analysis presents and discusses the combined historical net revenues, operating expenses and broadcast cash flow of the Company, Midcontinent Radio of Minnesota Inc. related to radio station KDWB-FM (where not already included in the Company's results of operations per the terms of the LMA) and Shamrock Broadcasting for the three months ended March 31, 1995 and 1996. Results related to the Company's Detroit and Houston stations are limited to those revenues and expenses attributable to the Company per the terms of the LMA agreements in 1996. No data for these stations prior to the LMA agreements in February 1996 or for 1995 have been included. This combined "same station basis" information is presented in a manner similar to a "pooling of interests"; however, it is not in accordance with GAAP which does not allow for the aggregation of financial data for entities which are not under common management and control. Nevertheless, management believes the financial information shown below is helpful in understanding past and current operations of the Company's stations. In the following information, the KDWB-FM LMA fee of $180,000, paid by the Company to Midcontinent Radio of Minnesota Inc. in 1995, for the three months ended March 31, 1995, has been eliminated from net revenues and operating expenses:

                                            THREE MONTHS ENDED MARCH 31,
                                            ----------------------------
                                                1995           1996
                                             -----------    -----------
        Net revenues                         $31,269,460    $33,017,912
        Operating expenses                    23,154,286     22,917,506
                                             -----------    -----------
          Broadcast cash flow                $ 8,115,174    $10,100,406
                                             -----------    -----------
                                             -----------    -----------

     Because the Company incurred substantial indebtedness for its acquisitions for which it has significant debt service requirements, and because the Company has significant non-cash charges for stock option compensation and depreciation and amortization expense related to the fixed assets and intangibles acquired in the acquisitions, the Company expects that it will report net losses for the foreseeable future.

     Periodically, the Company makes forward looking statements that are not historical facts. Actual results may differ materially from those projected in the forward looking statements. These forward looking statements involve risks and uncertainties, including but not limited to, the following: business conditions and growth in the radio broadcasting industry and general economy; competitive factors; that interest rates may increase rather than remain stable or decrease; that one or more of the Company's broadcasting licenses may not be renewed; and the risk factors listed from time to time in documents filed by the Company with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

  THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31,
1995

     Net revenues increased 96.0% to $25.6 million for the three months ended March 31, 1996 from $13.1 million for the same period in 1995. The majority of this increase was due to the acquisition of Shamrock Broadcasting. On a same station basis, net revenues increased 5.6% to $33.0 million for the first quarter of 1996 from $31.3 million for the first quarter of 1995.


     Station operating expenses increased 93.2% to $16.5 million for the quarter ended March 31, 1996 from $8.5 million for the quarter ended March 31, 1995. The majority of this increase was due to the acquisition of Shamrock Broadcasting. On a same station basis, station operating expenses decreased 1.0% to $22.9 million for the three months ended March 31, 1996 from $23.2 million for the same period of 1995.

     In the first quarter of 1996, the Company recorded non-cash stock option compensation expense related to compensatory stock options of Chancellor Broadcasting Company granted in 1994.

     Depreciation and amortization increased 113.2% to $5.0 million for the first quarter of 1996 from $2.4 million for the same period in the prior year. Interest expense increased 73.7% to $7.1 million from $4.1 million for the same periods. These increases, and the extraordinary loss on early extinguishment of debt of $4.6 million, were primarily attributable to the acquisition of Shamrock Broadcasting and the resulting change in capital structure from its financing. See the discussion of "Liquidity and Capital Resources" below. Corporate expenses increased 172.4% to $1.0 million for the first three months of 1996 from approximately $370,000 for the same period in 1995, as a result of additional personnel and overhead costs associated with the acquisition of Shamrock Broadcasting.

     During the first quarter of 1996, the Company incurred a one-time loss of $16.6 million on the repurchase of preferred stock of its subsidiary and incurred charges for dividends and accretion on the repurchased and newly issued preferred stock of its subsidiary of $0.5 million and $1.2 million, respectively.

     As a result of the foregoing, income from operations increased 19.2% to $2.2 million for the first quarter of 1996 from $1.8 million for the same period in 1995. The Company had a net loss of $12.2 million compared with a net loss of $3.5 million for the first quarter of the prior year.

     On a same station basis, broadcast cash flow increased 24.5% to $10.1 million for the three months ended March 31, 1996, from $8.1 million for the comparable 1995 period. Broadcast cash flow as a percentage of net revenues increased to 30.6% for 1996 from 26.0% for 1995.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity and capital resources have been significantly impacted by the acquisition, and the financing thereof, of Trefoil Communications, Inc. ("Trefoil"), on February 14, 1996. The acquisition of Trefoil was financed through the New Credit Agreement, the New Notes, the IPO and the offering of the Acquisition Preferred Stock and Class A Common Stock (all as defined and described in the notes to the financial statements included herewith). In connection with this financing, the Company refinanced its existing bank financing and redeemed 25% of its Existing Notes (as defined), resulting in a combined extraordinary charge of $4.6 million.

     HM Fund II has advised Chancellor and Chancellor Broadcasting that on or before September 30, 1996, it will sell all of its capital stock in its affiliate, HMW, or will cause HMW to sell all or substantially all of its assets (which consist primarily of eight radio broadcast stations), and that it or HMW will invest the net proceeds of such sale in Class A Common stock of Chancellor. Management believes that these proceeds, cash from operating activities and available revolving credit borrowings under its bank credit agreement should be sufficient to permit the Company to meet its financial obligations and fund its operations.

                              PART II  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

     On February 14, 1996, Chancellor Broadcasting Company ("Chancellor") consummated an initial public offering (the "IPO") of its Class A Common Stock, par value $.01 per share. In connection with such offering, Chancellor reclassified its previously outstanding capital stock immediately prior to the IPO. Pursuant to such reclassification, Chancellor's Non-Voting Stock, Voting Stock and Convertible Non-Voting Stock were reclassified into its Class A Common Stock, Class B Common Stock, and Class C Common Stock, respectively, on a six-for-one basis. The holders of the Class A Common Stock are entitled to one vote per share on all matters submitted to the stock holders of Chancellor and, except as otherwise specified in the Second Restated Certificate of Incorporation of Chancellor, to elect, voting as a class, two members of the Board of Directors of Chancellor.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  EXHIBITS

  EXHIBIT
    NO.                        DESCRIPTION OF DOCUMENT
  -------                      -----------------------
    2.1 Stock Purchase Agreement dated as of August 3, 1995, among Chancellor Broadcasting, Trefoil Communications, Inc., and the Selling Securityholders named therein. (1)

    2.2 Option Agreement dated January 9, 1996 by and between Chancellor Broadcasting and Evergreen Media Corporation. (1)

    2.3 Option Agreement dated January 9, 1996 by and between Chancellor Broadcasting and Secret Communications. (1)

    2.4 Exchange Agreement dated March 12, 1996 by and between Chancellor Broadcasting and Secret Communications. *

     3.1    Certificate of Incorporation of Chancellor Broadcasting. (2)

     3.2    Certificate of Incorporation of Broadcasting Licensee. (2)

     3.3    Bylaws of Chancellor Broadcasting, as amended. (2)

     3.4    Bylaws of Broadcasting Licensee. (2)

     3.5    Certificate of Amendment of Chancellor Broadcasting. (3)

     3.6 Certificate of Designation for the 14% Redeemable Exchangeable Preferred Stock of Chancellor Broadcasting. (4)

     3.7 Certificate of Amendment to Certificate of Designation for the 14% Redeemable Exchangeable Preferred Stock of Chancellor Broadcasting. (3)

     3.8 Certificate of Designation for the 12 1/4% Senior Cumulative Exchangeable Preferred Stock of Chancellor Broadcasting. (3)

     3.9    Second Restated Certificate of Incorporation of Chancellor. (3)

     3.10 Certificate of Amendment to Second Restated Certificate of Incorporation of Chancellor. (3)

     3.11   Second Restated Bylaws of Chancellor. (3)

     3.12 Certificate of Amendment to Certificate of Incorporation of Chancellor Broadcasting. (3)

     4.1 First Supplemental Indenture to the Indenture dated October 1, 1994, governing the 12 1/2% Senior Subordinated Notes due 2004. (3)

     4.2 Indenture dated October 1, 1994 governing the outstanding 12 1/2% Senior Subordinated Notes due 2004. (2)

  EXHIBIT
    NO.                        DESCRIPTION OF DOCUMENT
  -------                      -----------------------
     4.3 Indenture dated February 14, 1996 governing the outstanding 9 3/8% Senior Subordinated Notes due 2004. (4)

     4.4    Indenture dated February 26, 1996 governing the Exchange
            Debentures. (3)

     4.5 First Supplemental Indenture dated February 14, 1996 to the Indenture governing the 9 3/8% Senior Subordinated Notes due 2004. (3)

     4.6 Second Supplemental Indenture dated February 14, 1996 to the Indenture governing the 12 1/2% Senior Subordinated Notes due 2004. (3)

    10.1 Financial Advisory Agreement dated as of January 1, 1996 among Chancellor, Chancellor Broadcasting and HM2/Management Partners, L.P. (3)

    10.2 Credit Agreement dated February 14, 1996 among Chancellor, Chancellor Broadcasting, various banks and Bankers Trust Company, as agent. (4)

    10.3 Amended and Restated Monitoring and Oversight Agreement dated as of January 1, 1996 between Chancellor, Chancellor Broadcasting and HM2/Management Partners, L.P. (3)

    10.4 Amended and Restated Stockholders Agreement dated February 14, 1996 among Chancellor and certain Holders named therein. (3)

    10.5 Letter Agreement dated February 9, 1996 regarding Hicks Muse Equity Investment among Chancellor and HM Fund II. (3)

    10.6 Employment Agreement dated February 14, 1996 between Chancellor, Chancellor Broadcasting and Steven Dinetz. *

    11.1    Computation of Earnings Per Share. *

    27.1    FDS - Chancellor Broadcsting Company *

    27.2    FDS - Chancellor Radio Broadcasting Company *

    27.3    FDS - Chancellor Broadcasting Licensee Company *
_______________
  *  Filed herewith.

(1) Incorporated by reference to Amendment No. 3 to the Registration Statement on Form S-1 (File No. 33-98334) of Chancellor Broadcasting as filed with the Securities and Exchange Commission.

(2)  Incorporated by reference to the Registration Statement on Form S-1
     (File No. 33-80534) of Chancellor Broadcasting as filed with the Securities and Exchange Commission.

(3) Incorporated by reference to the Annual Report on Form 10-K of Chancellor, Chancellor Broadcasting and Broadcasting Licensee for the fiscal year 1995.

(4) Incorporated by reference from the Form 8-K of Chancellor (File No. 33-98336) and Chancellor Broadcasting (File No. 33-98334) as filed with the Securities and Exchange Commission on February 29, 1996.

     (b)  REPORTS ON FORM 8-K.

     A Current Report on Form 8-K dated February 14, 1996 was filed with the Securities and Exchange Commission on February 29, 1996 on behalf of Chancellor and Chancellor Broadcasting relating to the acquisition by Chancellor Broadcasting of Trefoil Communications, Inc. and its subsidiaries. The audited financial statements of Trefoil Communications, Inc. and Subsidiaries as of December 31, 1994 and 1995, and for each of the three years ended December 31, 1995 and Malrite Communications Group, Inc. Radio Operation as of July 30, 1993 and the seven-month period then ended were filed with such report. In addition, an unaudited pro forma condensed statement of operations for the year ended December 31, 1995 and an unaudited pro forma balance sheet dated December 31, 1995 for Holdings and Trefoil Communications, Inc. combined were filed with such report.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant and each co-registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CHANCELLOR BROADCASTING COMPANY
                                       AND EACH CO-REGISTRANT

Date: May 14, 1996                    By     /s/  Jacques D. Kerrest
                                          ----------------------------------
                                          Jacques D. Kerrest
                                          Executive Vice President and Chief
                                          Financial Officer
                                          (Duly Authorized Officer and
                                          Principal Financial and Accounting
                                          Officer of Registrant and each
                                          co-registrant)