Form 10-Q
period 1996-06-30
CHANCELLOR BROADCASTING CO /DE/; CHANCELLOR RADIO BROADCASTING CO; CHANCELLOR BROADCASTING LICENSEE CO
filed 1996-08-13
CIK 1002909, 925744, 925752

- -----------------------------------------------------------------------------
- -----------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ______________________

                                   FORM 10-Q

            Quarterly Report Pursuant to Section 13 or Section 15(d)
                     of the Securities Exchange Act of 1934


                  FOR THE FISCAL QUARTER ENDED JUNE 30, 1996

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
      (I.R.S. Employer                   (I.R.S. Employer                   (I.R.S. Employer
   Identification Number)             Identification Number)             Identification Number)


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

     Indicate by check mark whether Chancellor Radio Broadcasting Company and Chancellor Broadcasting Licensee Company (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     As of August 13, 1996, 8,749,481 shares of the Class A Common Stock, par value $.01 per share, 63,500 shares of the Class B Common Stock, par value $.01 per share, and 8,484,411 shares of the Class C Common Stock, par value $.01 per share, of Chancellor Broadcasting Company were outstanding. As of August 13, 1996, 1,000 shares of common stock, par value $.01 per share, of Chancellor Radio Broadcasting Company and 1,000 shares of common stock, par value $.01 per share, of Chancellor Broadcasting Licensee Company were outstanding.


- -----------------------------------------------------------------------------
- -----------------------------------------------------------------------------

                              TABLE OF CONTENTS

                                                                                             PAGE
                                                                                             ----
                        PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         CHANCELLOR BROADCASTING COMPANY AND SUBSIDIARIES
           Consolidated Balance Sheets as of December 31, 1995 and
           June 30, 1996....................................................................   1

           Consolidated Statements of Operations for the three and six months ended
           June 30, 1995 and 1996...........................................................   2

           Consolidated Statements of Changes in Common Stockholders' Equity for the year
           ended December 31, 1995 and the six months ended June 30, 1996...................   3

           Consolidated Statements of Cash Flows for the six months
           ended June 30, 1995 and 1996.....................................................   4

           Notes to Consolidated Financial Statements.......................................   5

         CHANCELLOR RADIO BROADCASTING COMPANY AND SUBSIDIARIES
           Consolidated Balance Sheets as of December 31, 1995 and
           June 30, 1996....................................................................   9

           Consolidated Statements of Operations for the three and six months ended
           June 30, 1995 and 1996...........................................................  10

           Consolidated Statements of Changes in Common Stockholder's Equity
           for the year ended December 31, 1995 and the six months ended June 30, 1996......  11

           Consolidated Statements of Cash Flows for the six months
           ended June 30, 1995 and 1996.....................................................  12

           Notes to Consolidated Financial Statements.......................................  13

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS................................................  17

                              PART II  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES..............................................................  20

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...................................................  20

                        PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               CHANCELLOR BROADCASTING COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                    DECEMBER 31,      JUNE 30,
                                                                                        1995            1996
                                                                                   ------------    ------------

                                      ASSETS
Current assets:
  Cash........................................................................     $  1,314,214    $  1,951,241
  Accounts receivable, net of allowance for doubtful accounts
   of $263,528 and $580,076, respectively.....................................       13,243,292      35,707,004
  Prepaid expenses and other..................................................          546,405       2,827,727
                                                                                   ------------    ------------
      Total current assets....................................................       15,103,911      40,485,972
  Property and equipment, net.................................................       17,925,845      52,294,924
  Intangibles and other, net..................................................      203,808,395     564,468,503
  Deferred financing costs, net...............................................        4,284,413      19,004,762
                                                                                   ------------    ------------
      Total assets............................................................     $241,122,564    $676,254,161
                                                                                   ------------    ------------
                                                                                   ------------    ------------

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable............................................................     $  1,873,888    $  2,755,088
  Accrued liabilities.........................................................        4,692,948       8,817,451
  Accrued interest............................................................        2,710,891       6,954,218
  Current portion of long-term debt...........................................        4,062,500       4,900,000
                                                                                   ------------    ------------
      Total current liabilities...............................................       13,340,227      23,426,757
Long-term debt................................................................      168,107,242     353,123,469
Deferred income taxes.........................................................        4,952,361      18,436,384
Other.........................................................................              --          800,211
                                                                                   ------------    ------------
      Total liabilities.......................................................      186,399,830     395,786,821
                                                                                   ------------    ------------

Redeemable Senior Cumulative Exchangeable Preferred Stock of subsidiary, par value $.01 per share; 1,000,000 shares authorized, issued and outstanding; preference in liquidation of $100,000,000, plus
 accumulated and unpaid dividends and accretion...............................              --      100,563,968

Common stockholders' equity:
  Class A common stock, par value $.01 per share, 40,000,000 shares authorized, 302,289 and 8,749,481 shares issued and outstanding,
   respectively...............................................................            3,023          87,495
  Class B common stock, par value $.01 per share, 10,000,000 shares
   authorized, 63,500 shares issued and outstanding...........................              635             635
  Class C common stock, par value $.01 per share, 10,000,000 shares
   authorized, 8,484,411 shares issued and outstanding........................           84,844          84,844
  Additional paid-in capital..................................................       66,271,498     206,992,087
  Accumulated deficit.........................................................      (11,637,266)    (26,223,555)
  Treasury stock..............................................................              --       (1,038,134)
                                                                                   ------------    ------------
      Total common stockholders' equity.......................................       54,722,734     179,903,372
                                                                                   ------------    ------------
      Total liabilities and stockholders' equity..............................     $241,122,564    $676,254,161
                                                                                   ------------    ------------
                                                                                   ------------    ------------


   The accompanying notes are an integral part of the financial statements.

         CHANCELLOR BROADCASTING COMPANY AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS

                                           THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                           ---------------------------   --------------------------
                                              1995           1996           1995           1996
                                           -----------    -----------    -----------   ------------
Gross broadcasting revenues. . . . . . . . $20,219,761    $50,758,926    $35,080,729    $79,848,441
Less agency commissions. . . . . . . . . .   2,490,212      6,333,258      4,269,625      9,780,534
                                           -----------    -----------    -----------   ------------
    Net revenues . . . . . . . . . . . . .  17,729,549     44,425,668     30,811,104     70,067,907
                                           -----------    -----------    -----------   ------------
Operating expenses:
  Programming, technical and news. . . . .   3,054,247      7,865,007      5,816,492     13,009,767
  Sales and promotion. . . . . . . . . . .   5,130,916     12,366,880      8,731,157     19,309,958
  General and administrative . . . . . . .   2,071,813      6,001,628      4,245,517     10,405,378
  Depreciation and amortization. . . . . .   2,109,425      6,040,331      4,468,080     11,067,939
  Corporate expenses . . . . . . . . . . .     486,877        831,609        856,444      1,839,206
  Stock option compensation. . . . . . . .   4,460,000        950,000      4,460,000      1,900,000
                                           -----------    -----------    -----------   ------------
                                            17,313,278     34,055,455     28,577,690     57,532,248
                                           -----------    -----------    -----------   ------------
    Income from operations . . . . . . . .     416,271     10,370,213      2,233,414     12,535,659
Other expense:
  Interest expense . . . . . . . . . . . .   4,174,740      8,787,846      8,288,247     15,933,352
  Other, net . . . . . . . . . . . . . . .      58,149         92,352         50,216         97,976
                                           -----------    -----------    -----------   ------------
    Income (loss) before provision for
     income taxes, minority interest
     and extraordinary loss. . . . . . . .  (3,816,618)     1,490,015     (6,105,049)    (3,495,669)
Provision for income taxes . . . . . . . .     889,620        662,000      2,084,558      1,601,361
Dividends and accretion on preferred
 stock of subsidiary . . . . . . . . . . .          --      3,183,069             --      4,843,338
                                           -----------    -----------    -----------   ------------
 Net loss before extraordinary loss. . . .  (4,706,238)    (2,355,054)    (8,189,607)    (9,940,368)
Extraordinary loss on early
 extinguishment of debt. . . . . . . . . .          --             --             --      4,645,921
                                           -----------    -----------    -----------   ------------
    Net loss . . . . . . . . . . . . . . .  (4,706,238)    (2,355,054)    (8,189,607)   (14,586,289)
Loss on repurchase of preferred stock
 of subsidiary . . . . . . . . . . . . . .          --             --             --     16,570,065
                                           -----------    -----------    -----------   ------------
   Net loss attributable to common stock . $(4,706,238)   $(2,355,054)   $(8,189,607)  $(31,156,354)
                                           -----------    -----------    -----------   ------------
                                           -----------    -----------    -----------   ------------
Loss applicable to common stock:
  Loss before extraordinary loss . . . . . $     (0.53)   $     (0.14)   $     (0.93)   $     (1.74)
                                           -----------    -----------    -----------   ------------
                                           -----------    -----------    -----------   ------------
  Extraordinary loss . . . . . . . . . . . $        --    $        --    $        --    $     (0.31)
                                           -----------    -----------    -----------   ------------
                                           -----------    -----------    -----------   ------------
  Net loss . . . . . . . . . . . . . . . . $     (0.53)   $     (0.14)   $     (0.93)  $      (2.05)
                                           -----------    -----------    -----------   ------------
                                           -----------    -----------    -----------   ------------
  Weighted average number of
   shares outstanding. . . . . . . . . . .   8,850,033     17,241,728      8,850,033     15,216,677
                                           -----------    -----------    -----------   ------------
                                           -----------    -----------    -----------   ------------

   The accompanying notes are an integral part of the financial statements.

             CHANCELLOR BROADCASTING COMPANY AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS' EQUITY

                                                CLASS A             CLASS B           CLASS C
                                              COMMON STOCK       COMMON STOCK       COMMON STOCK
                                          -------------------   --------------  -------------------
                                           SHARES     AMOUNT    SHARES  AMOUNT   SHARES     AMOUNT
                                          ---------   -------   ------  ------  ---------   -------
Balance, January 1, 1995. . . . . . . .     302,289   $ 3,023   63,500  $  635  8,484,244   $84,842
Stock option compensation . . . . . . .          --        --       --      --         --        --
Issuance of common stock on
 June 29, 1995. . . . . . . . . . . . .          --        --       --      --        167         2
Net loss. . . . . . . . . . . . . . . .          --        --       --      --         --        --
                                          ---------   -------   ------   ----   ---------   -------
Balance, December 31, 1995. . . . . . .     302,289     3,023   63,500     635  8,484,411    84,844
Stock option compensation . . . . . . .          --        --       --      --         --        --
Issuance of common stock on
 February 14, 1996. . . . . . . . . . .   8,447,192    84,472       --      --         --        --
Loss on repurchase of preferred stock
 of subsidiary on February 21, 1996 . .          --        --       --      --         --        --
Repurchase of common stock on
 February 21, 1996. . . . . . . . . . .          --        --       --      --         --        --
Net loss. . . . . . . . . . . . . . . .          --        --       --      --         --        --
                                          ---------   -------   ------   ----   ---------   -------
Balance, June 30, 1996 . . . . . . . . .  8,749,481   $87,495   63,500   $635   8,484,411   $84,844
                                          ---------   -------   ------   ----   ---------   -------
                                          ---------   -------   ------   ----   ---------   -------


                                          ADDITIONAL
                                            PAID-IN      ACCUMULATED     TREASURY
                                            CAPITAL        DEFICIT         STOCK         TOTAL
                                          ------------   ------------   -----------   ------------
Balance, January 1, 1995. . . . . . . .   $ 59,911,500   $   (105,970)  $        --   $ 59,894,030
Stock option compensation . . . . . . .      6,360,000             --            --      6,360,000
Issuance of common stock on
 June 29, 1995. . . . . . . . . . . . .             (2)            --            --             --
Net loss. . . . . . . . . . . . . . . .             --    (11,531,296)           --    (11,531,296)

                                          ------------   ------------   -----------   ------------
Balance, December 31, 1995. . . . . . .     66,271,498    (11,637,266)           --     54,722,734
Stock option compensation . . . . . . .      1,900,000             --            --      1,900,000
Issuance of common stock on
 February 14, 1996. . . . . . . . . . .    155,390,654             --            --    155,475,126
Loss on repurchase of preferred stock
 of subsidiary on February 21, 1996 . .    (16,570,065)            --            --    (16,570,065)
Repurchase of common stock on
 February 21, 1996. . . . . . . . . . .             --             --    (1,038,134)    (1,038,134)
Net loss. . . . . . . . . . . . . . . .             --    (14,586,289)           --    (14,586,289)
                                          ------------   ------------   -----------   ------------
Balance, June 30, 1996 . . . . . . . . .  $206,992,087   $(26,223,555)  $(1,038,134)  $179,903,372
                                          ------------   ------------   -----------   ------------
                                          ------------   ------------   -----------   ------------

   The accompanying notes are an integral part of the financial statements.

               CHANCELLOR BROADCASTING COMPANY AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      SIX MONTHS ENDED JUNE 30,
                                                                                    ----------------------------
                                                                                         1995           1996
                                                                                    ------------   -------------
Cash flows from operating activities:
  Net loss .......................................................................  $ (8,189,607)  $ (14,586,289)
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization.................................................     4,468,080      11,067,939
    Provision for doubtful accounts ..............................................       130,159         101,752
    Stock option compensation ....................................................     4,460,000       1,900,000
    Deferred income taxes ........................................................     2,084,558       1,539,361
    Dividends and accretion on preferred stock of subsidiary .....................            --       4,843,338
    Extraordinary loss ...........................................................            --       4,645,921
    Changes in assets and liabilities, net of the effects of acquired businesses:
      Accounts receivable ........................................................    (3,030,954)     (2,733,580)
      Prepaids and other .........................................................      (247,941)     (1,379,953)
      Accounts payable ...........................................................      (805,913)        (87,178)
      Accrued liabilities ........................................................     1,172,436         (66,139)
      Accrued interest ...........................................................       286,321       4,243,327
                                                                                    ------------   -------------
        Net cash provided by operating activities ................................       327,139       9,488,499
                                                                                    ------------   -------------
Cash flows from investing activities:
  Purchases of broadcasting properties ...........................................      (169,542)   (406,140,430)
  Purchases of other property and equipment ......................................      (690,906)     (1,373,601)
                                                                                    ------------   -------------
        Net cash used in investing activities ....................................      (860,448)   (407,514,031)
                                                                                    ------------   -------------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt .......................................            --     277,627,630
  Proceeds from borrowings under revolving debt facility .........................     9,202,067      46,763,999
  Repayments of long-term debt ...................................................            --     (90,884,500)
  Repayments of borrowings under revolving debt facility .........................    (8,779,567)    (68,432,127)
  Issuance of preferred stock of subsidiary ......................................            --     175,118,543
  Repurchase of preferred stock of subsidiary ....................................            --     (95,462,423)
  Issuance of common stock .......................................................            --     155,475,126
  Repurchase of common stock .....................................................            --      (1,038,134)
  Payment of preferred stock dividends ...........................................            --        (505,555)
                                                                                    ------------   -------------
        Net cash provided by financing activities ................................       422,500     398,662,559
                                                                                    ------------   -------------
        Net increase (decrease) in cash ..........................................      (110,809)        637,027
Cash, at beginning of period .....................................................     1,516,808       1,314,214
                                                                                    ------------   -------------
Cash, at end of period ...........................................................  $  1,405,999   $   1,951,241
                                                                                    ------------   -------------
                                                                                    ------------   -------------

   The accompanying notes are an integral part of the financial statements.

               CHANCELLOR BROADCASTING COMPANY AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Chancellor Broadcasting Company ("Chancellor") and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

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

     Simultaneously with the acquisition of Trefoil, the Company entered into a joint sales agreement with Evergreen Media Corporation for the outsourcing of certain limited functions of WWWW-FM and WDFN-AM, both Detroit stations, and an option to purchase such stations for $30.0 million of cash. Subsequent to the acquisition of Trefoil, KTBZ-FM, a Houston station acquired from Trefoil, was operated by Secret Communications, L.P. ("Secret") under a Local Marketing Agreement ("LMA")/Exchange Agreement with Chancellor. In March of 1996, the Company entered into an agreement, subject to FCC approval, to exchange KTBZ-FM and approximately $6.0 million of cash to Secret for KALC-FM and KIMN-FM, Denver, Colorado. The Company began managing certain limited functions of these stations, pursuant to an LMA, effective April 1, 1996 and closed on the exchange of the stations effective July 31, 1996. The Company also manages certain limited functions pursuant to an LMA and has entered into an asset purchase agreement to acquire certain assets of WKYN-AM in Florence, Kentucky for approximately $1.0 million of cash.

     On May 15, 1996, the Company entered into an agreement to acquire substantially all the assets and certain liabilities of OmniAmerica Group ("Omni") for an aggregate price of $178.0 million, including $163.0 million of cash and $15.0 million of Chancellor Broadcasting Company's Class A Common shares. Liabilities assumed will be limited to certain ongoing contractual rights and obligations. On June 24, 1996, the Company entered into an agreement with American Radio Systems Corporation ("American Radio") whereby it will exchange the West Palm Beach, Florida stations being acquired pursuant to the Omni acquisition agreement for American Radio's KSTE-AM and $33.0 million of cash. KSTE-AM is located in Rancho Cordova, California and is part of the Sacramento market. On July 1, 1996, Chancellor entered into an agreement with SFX Broadcasting, Inc. ("SFX") whereby it will exchange the Jacksonville, Florida stations being acquired pursuant to the Omni acquisition agreement and $11.0 million of cash for SFX's WBAB-FM, WBLI-FM, WGBB-AM and WHFM-FM, Nassau-Suffolk, New York. These acquisition and exchange agreements are subject to FCC approval. Pursuant to various agreements, the Company began managing certain limited functions of the remaining Omni stations and the SFX stations beginning July 1, 1996, and station KSTE-AM beginning August 1, 1996.

               CHANCELLOR BROADCASTING COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following summarizes the unaudited consolidated historical and pro forma data for the six months ended June 30, 1995 and 1996, as though the Company's acquisitions of KDWB-FM and Trefoil had occurred as of the beginning of 1995 (in thousands):

                                                 SIX MONTHS ENDED      SIX MONTHS ENDED
                                                   JUNE 30, 1995         JUNE 30, 1996
                                              ---------------------  ----------------------
                                              HISTORICAL  PRO FORMA  HISTORICAL   PRO FORMA
                                              ----------  ---------  ----------   ---------
     Net revenues ..........................  $ 30,811    $ 76,213    $ 70,068    $  77,444
     Net loss before extraordinary loss.....    (8,190)    (18,898)     (9,940)     (11,127)
     Net loss ..............................    (8,190)    (18,898)    (14,586)     (11,127)
     Net loss per common share .............     (0.93)      (1.10)      (2.05)       (0.65)


3.   LONG-TERM DEBT

     The Company's $70.0 million term loan facility and $35.0 million revolving loan facility were refinanced on February 14, 1996, in conjunction with the acquisition of Trefoil Communications, Inc. under a new bank credit agreement (the "New Credit Agreement") with Bankers Trust Company, as administrative agent, and other institutions party thereto. In connection with the refinancing of the term loan and revolving loan facility, the Company incurred an extraordinary charge to write-off deferred finance costs of approximately
$1.8 million. The New Credit Agreement includes a $60.0 million term loan facility (the "A Term Loan Facility"), a $35.0 million term loan facility (the "B Term Loan Facility" and , together with the A Term Loan Facility, the "Term Loans") and a $40.0 million revolving loan facility (the "Revolving Loan Facility" and, together with the Term Loans, the "New Bank Financing"). The
New Bank Financing is collateralized by (i) a first priority perfected pledge of all capital stock and notes owned by Chancellor and its subsidiaries and
(ii) a first priority perfected security interest in all other assets (including receivables, contracts, contract rights, securities, patents, trademarks, other intellectual property, inventory, equipment and real estate) owned by Chancellor and its subsidiaries, excluding FCC licenses, leasehold interests in studio or office space and certain leasehold and partnership interests in tower or transmitter sites. The A and B Term Loan Facilities are due in increasing quarterly installments beginning in 1996 and mature in August 2002 and 2003, respectively. All outstanding borrowings under the Revolving Loan Facility mature in August 2002. The facilities bear interest, at the option of the Company, at rates based upon the prime rate of Bankers Trust Company, as announced from time to time, or the London Inter-Bank Offered Rate ("LIBOR") in effect from time to time, plus an applicable margin rate. The Company pays quarterly commitment fees in arrears equal to .5% per annum on the unused portion of the Revolving Loan Facility. As of June 30, 1996, the New Bank Financing facilities accrued interest at prime rate plus 1.50% (9.75%) on $4.1 million of borrowings and LIBOR rate plus 2.75% (8.19%) and 3.00% (8.44%) on $59.0 million and $34.9 million of borrowings, respectively.

     In connection with the IPO (defined), the Company redeemed 25% of its Existing Notes (defined) for approximately $22.2 million. The redemption was completed in March 1996 and resulted in an extraordinary charge of $2.8 million. The remaining $60 million 12 1/2% Senior Subordinated Notes due 2004 (the "Existing Notes") mature October 1, 2004, and bear interest at 12.5% per annum. On February 14, 1996, in conjunction with the acquisition of Trefoil Communications, Inc., the Company issued $200 million aggregate principal amount of 9 3/8% Senior Subordinated Notes due 2004 (the "New Notes" and, together with the Existing Notes, the "Notes"), which mature on October 1, 2004, and bear interest at 9.375% per annum. Interest on the Notes is paid semi-annually. The Existing and New Notes are redeemable, in whole or in part, at the option of the Company on or after October 1, 1999 and February 1, 2000, respectively. In addition, prior to January 31, 1999, the company may redeem up to 25% of the original aggregate principal amount of the New Notes with the net proceeds of one or more public equity offerings. The Notes are unsecured obligations of the Company, ranking subordinate in right of payment to all senior debt of the Company. The New Notes rank PARI PASSU in right of payment to the Existing Notes. The Notes are guaranteed on a senior subordinated basis by Chancellor Radio Broadcasting Company's subsidiaries.

               CHANCELLOR BROADCASTING COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

     In February 1996, subsequent to the IPO, the Company commenced a private placement of $100.0 million of newly authorized Senior Cumulative Exchangeable Preferred Stock (the "Old Preferred Stock"). Upon completion, the proceeds of the Old Preferred Stock were used to redeem the Acquisition Preferred Stock and 55,664 shares of Class A common stock. The redemption resulted in a charge to net loss applicable to common stock of approximately $16.6 million.

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

     In addition to the accrued dividends discussed above, the recorded value of the Old Preferred Stock includes an amount for the accretion of the difference between the Old Preferred Stock's fair value at date of issuance and its mandatory redemption amount, calculated using the effective interest method.

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

               CHANCELLOR BROADCASTING COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     In June 1996, the owner's of the Class C Common Stock filed an application with the FCC to convert the stock into Chancellor's Class A Common Stock. This conversion is subject to FCC approval as it results in a change of control. On August 9, 1996, the Company sold 1,185,521 shares of Chancellor's Class A common stock to HM Fund II for cash proceeds of $23.0 million, pursuant to the agreement made at the time of Chancellor's IPO.

5.   EMPLOYEE STOCK OPTION PLAN

     On February 9, 1996, Chancellor's Board of Directors adopted a stock award plan for the Company's management, employees and non-employee directors providing for the grant of options and stock awards for up to 5% of Chancellor's Common Stock (on a fully-diluted basis). During 1996, the Board of Directors has granted options to purchase a total of 537,500 shares of Class A Common Stock with various exercise prices equal to the fair market value of the stock on the respective dates of grant.

6.   INCOME TAXES

     Income tax expense differs from the amount computed by applying the federal statutory income tax rate of 34% to loss before income taxes and dividends and accretion on preferred stock of subsidiary for the following reasons:

                                                  THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                  ---------------------------    -------------------------
                                                       1995           1996          1995          1996
                                                    -----------     --------     -----------   -----------
     U.S. federal income tax at statutory rate....  $(1,297,650)    $506,605     $(2,075,717)  $(1,188,527)
     State income taxes, net of federal benefit...     (228,997)      89,401        (366,303)     (209,740)
     Valuation allowance provided for loss
      carryforward generated during the current
      period......................................    2,376,266      (59,006)      4,446,576     2,749,628
     Other........................................       40,001      125,000          80,002       250,000
                                                    -----------     --------     -----------   -----------
                                                    $   889,620     $662,000     $ 2,084,558   $ 1,601,361
                                                    -----------     --------     -----------   -----------
                                                    -----------     --------     -----------   -----------

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

7.   RELATED PARTY TRANSACTION

     Effective April 1, 1996, the Company entered into a revised financial monitoring and oversight agreement with Hicks Muse & Co. Partners, L.P. and HM2/Management Partners, L.P., each of which is an affiliate of Hicks, Muse, Tate & Furst Incorporated. The annual fee for financial oversight and monitoring services to the Company has been adjusted to $500,000. The annual fee is adjustable each January 1, to an amount equal to the budgeted consolidated annual net sales of the Company for the then-current fiscal year, multiplied by 0.25%; provided, however, that in no event shall the annual fee be less than $500,000.

8.   NEW ACCOUNTING PRONOUNCEMENT

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

             CHANCELLOR RADIO BROADCASTING COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                  DECEMBER 31,     JUNE 30,
                                                      1995           1996
                                                  ------------   ------------
                                     ASSETS
Current assets:
  Cash........................................... $  1,314,214   $  1,951,241
  Accounts receivable, net of allowance for
   doubtful accounts of $263,528 and $580,076,
   respectively..................................   13,243,292     35,707,004
  Prepaid expenses and other.....................      546,405      2,827,727
                                                  ------------   ------------
    Total current assets.........................   15,103,911     40,485,972
  Property and equipment, net....................   17,925,845     52,294,924
  Intangibles and other, net.....................  203,808,395    564,468,503
  Deferred financing costs, net..................    4,284,413     19,004,762
                                                  ------------   ------------
    Total assets................................. $241,122,564   $676,254,161
                                                  ------------   ------------
                                                  ------------   ------------

                     LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable............................... $  1,873,888   $  2,755,088
  Accrued liabilities............................    4,692,948      8,817,451
  Accrued interest...............................    2,710,891      6,954,218
  Current portion of long-term debt..............    4,062,500      4,900,000
                                                  ------------   ------------
    Total current liabilities....................   13,340,227     23,426,757
Long-term debt...................................  168,107,242    353,123,469
Deferred income taxes ...........................    4,952,361     18,436,384
Other ...........................................           --        800,211
                                                  ------------   ------------
    Total liabilities ...........................  186,399,830    395,786,821
                                                  ------------   ------------
Redeemable Senior Cumulative Exchangeable
 Preferred Stock, par value $.01 per share;
 1,000,000 shares authorized, issued and
 outstanding; preference in liquidation of
 $100,000,000, plus accumulated and unpaid
 dividends and accretion.........................           --    100,563,968
Common stockholder's equity:
  Common stock, par value $.01 per share, 1,000
   shares authorized, issued and outstanding.....           10             10
  Additional paid-in capital.....................   66,359,990    201,283,579
  Accumulated deficit............................  (11,637,266)   (21,380,217)
                                                  ------------   ------------
    Total common stockholder's equity............   54,722,734    179,903,372
                                                  ------------   ------------
    Total liabilities and stockholder's equity..  $241,122,564   $676,254,161
                                                  ------------   ------------
                                                  ------------   ------------

   The accompanying notes are an integral part of the financial statements.

           CHANCELLOR RADIO BROADCASTING COMPANY AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                     THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                     ---------------------------  --------------------------
                                         1995          1996          1995            1996
                                      -----------   -----------   -----------   ------------
Gross broadcasting revenues.........  $20,219,761   $50,758,926   $35,080,729   $ 79,848,441
Less agency commissions.............    2,490,212     6,333,258     4,269,625      9,780,534
                                      -----------   -----------   -----------   ------------
    Net revenues....................   17,729,549    44,425,668    30,811,104     70,067,907
                                      -----------   -----------   -----------   ------------
Operating expenses:
  Programming, technical and news...    3,054,247     7,865,007     5,816,492     13,009,767
  Sales and promotion...............    5,130,916    12,366,880     8,731,157     19,309,958
  General and administrative........    2,071,813     6,001,628     4,245,517     10,405,378
  Depreciation and amortization.....    2,109,425     6,040,331     4,468,080     11,067,939
  Corporate expenses................      486,877       831,609       856,444      1,839,206
  Stock option compensation.........    4,460,000       950,000     4,460,000      1,900,000
                                      -----------   -----------   -----------   ------------
                                       17,313,278    34,055,455    28,577,690     57,532,248
                                      -----------   -----------   -----------   ------------
    Income from operations..........      416,271    10,370,213     2,233,414     12,535,659
Other expense:
  Interest expense..................    4,174,740     8,787,846     8,288,247     15,933,352
  Other, net........................       58,149        92,352        50,216         97,976
                                      -----------   -----------   -----------   ------------
    Income (loss) before provision
     for income and extraordinary
     loss...........................   (3,816,618)    1,490,015    (6,105,049)    (3,495,669)
Provision for income taxes..........      889,620       662,000     2,084,558      1,601,361
                                      -----------   -----------   -----------   ------------
    Net loss before extraordinary
     loss...........................   (4,706,238)      828,015    (8,189,607)    (5,097,030)
Extraordinary loss on early
 extinguishment of debt.............           --            --            --      4,645,921
                                      -----------   -----------   -----------   ------------
    Net income (loss)...............   (4,706,238)      828,015    (8,189,607)    (9,742,951)
Dividends and accretion on
 preferred stock...................            --     3,183,069            --      4,843,338
Loss on repurchase of preferred
 stock.............................            --            --            --     16,570,065
                                      -----------   -----------   -----------   ------------
    Net loss attributable to
     common stock..................   $(4,706,238)  $(2,355,054)  $(8,189,607)  $(31,156,354)
                                      -----------   -----------   -----------   ------------
                                      -----------   -----------   -----------   ------------

    The accompanying notes are an integral part of the financial statements.

             CHANCELLOR RADIO BROADCASTING COMPANY AND SUBSIDIARIES

       CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDER'S EQUITY

                                                 COMMON STOCK     ADDITIONAL
                                               ---------------      PAID-IN      ACCUMULATED
                                               SHARES   AMOUNT      CAPITAL        DEFICIT           TOTAL
                                               ------   ------   -------------   ------------    ------------
Balance, January 1, 1995.....................   2,000    $ 20    $ 59,999,980    $   (105,970)   $ 59,894,030
Capital contributions........................      --      --       6,360,000              --       6,360,000
Contribution of stock held by affiliate
 of Hicks, Muse, Tate & Furst................  (1,000)    (10)             10              --              --
Net loss.....................................      --      --              --     (11,531,296)    (11,531,296)
                                               ------    ----   -------------    ------------    ------------
Balance, December 31, 1995...................   1,000      10      66,359,990     (11,637,266)     54,722,734
Loss on repurchase of preferred stock........      --      --     (16,570,065)             --     (16,570,065)
Dividends and accretion on preferred stock...      --      --      (4,843,338)             --      (4,843,338)
Capital contributions........................      --      --     156,336,992              --     156,336,992
Net loss.....................................      --      --              --      (9,742,951)     (9,742,951)
                                               ------    ----   -------------    ------------    ------------
Balance, June 30, 1996.......................   1,000    $ 10   $ 201,283,579    $(21,380,217)   $179,903,372
                                               ------    ----   -------------    ------------    ------------
                                               ------    ----   -------------    ------------    ------------

    The accompanying notes are an integral part of the financial statements.

           CHANCELLOR RADIO BROADCASTING COMPANY AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           SIX MONTHS ENDED JUNE 30,
                                                                                        ------------------------------
                                                                                            1995             1996
                                                                                        ------------    --------------
Cash flows from operating activities:
  Net loss...........................................................................   $(8,189,607)    $  (9,742,951)
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization....................................................     4,468,080        11,067,939
    Provision for doubtful accounts..................................................       130,159           101,752
    Stock option compensation........................................................     4,460,000         1,900,000
    Deferred income taxes............................................................     2,084,558         1,539,361
    Extraordinary loss...............................................................           --          4,645,921
    Changes in assets and liabilities, net of the effects of acquired businesses:
      Accounts receivable............................................................    (3,030,954)       (2,733,580)
      Prepaids and other.............................................................      (247,941)       (1,379,953)
      Accounts payable...............................................................      (805,913)          (87,178)
      Accrued liabilities............................................................     1,172,436           (66,139)
      Accrued interest...............................................................       286,321         4,243,327
                                                                                        -----------      ------------
        Net cash provided by operating activities....................................       327,139         9,488,499
                                                                                        -----------      ------------
Cash flows from investing activities:
  Purchases of broadcasting properties...............................................      (169,542)     (406,140,430)
  Purchases of other property and equipment..........................................      (690,906)       (1,373,601)
                                                                                        -----------      ------------
        Net cash used in investing activities........................................      (860,448)     (407,514,031)
                                                                                        -----------      ------------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt...........................................           --        277,627,630
  Proceeds from borrowings under revolving debt facility.............................     9,202,067        46,763,999
  Repayments of long-term debt.......................................................           --        (90,884,500)
  Repayments of borrowings under revolving debt facility.............................    (8,779,567)      (68,432,127)
  Issuance of preferred stock........................................................           --        175,118,543
  Repurchase of preferred stock......................................................           --        (95,462,423)
  Additional capital contributions...................................................           --        155,475,126
  Distribution of additional paid in capital.........................................           --         (1,038,134)
  Payment of preferred stock dividends...............................................           --           (505,555)
                                                                                        -----------      ------------
        Net cash provided by financing activities....................................       422,500       398,662,559
                                                                                        -----------      ------------
        Net increase (decrease) in cash..............................................      (110,809)          637,027
Cash, at beginning of period.........................................................     1,516,808         1,314,214
                                                                                        -----------      ------------
Cash, at end of period...............................................................   $ 1,405,999      $  1,951,241
                                                                                        -----------      ------------
                                                                                        -----------      ------------


   The accompanying notes are an integral part of the financial statements.

           CHANCELLOR RADIO BROADCASTING COMPANY AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Chancellor Radio Broadcasting Company ("Chancellor Radio Broadcasting") and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. Chancellor Radio Broadcasting is a wholly owned subsidiary of Chancellor Broadcasting Company ("Chancellor").

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

     Simultaneously with the acquisition of Trefoil, the Company entered into a joint sales agreement with Evergreen Media Corporation for the outsourcing of certain limited functions of WWWW-FM and WDFN-AM, both Detroit stations, and an option to purchase such stations for $30.0 million of cash.
Subsequent to the acquisition of Trefoil, KTBZ-FM, a Houston station acquired from Trefoil, was operated by Secret Communications, L.P. ("Secret") under a Local Marketing Agreement ("LMA")/Exchange Agreement with Chancellor. In March of 1996, the Company entered into an agreement, subject to FCC approval, to exchange KTBZ-FM and approximately $6.0 million of cash to Secret for KALC-FM and KIMN-FM, Denver, Colorado. The Company began managing certain limited functions of these stations, pursuant to an LMA, effective April 1, 1996 and intends to close on the exchange of the stations effective July 31, 1996. Additionally, the Company also manages certain limited functions pursuant to an LMA and has entered into an asset purchase agreement to acquire certain assets of WKYN-AM in Florence, Kentucky for approximately $1.0 million of cash.

     On May 15, 1996, the Company entered into an agreement to acquire substantially all the assets and certain liabilities of OmniAmerica Group ("Omni") for an aggregate price of $178.0 million, including $163.0 million of cash and $15.0 million of Chancellor Broadcasting Company's Class A Common shares. Liabilities assumed will be limited to certain ongoing contractual rights and obligations. On June 24, 1996, the Company entered into an agreement with American Radio Systems Corporation ("American Radio") whereby it will exchange the West Palm Beach, Florida stations being acquired pursuant to the Omni acquisition agreement for American Radio's KSTE-AM and $33.0 million of cash. KSTE-AM is located in Rancho Cordova, California and is part of the Sacramento market. On July 1, 1996, Chancellor entered into an agreement with SFX Broadcasting, Inc. ("SFX") whereby it will exchange the Jacksonville, Florida stations being acquired pursuant to the Omni acquisition agreement and $11.0 million of cash for SFX's WBAB-FM, WBLI-FM, WGBB-AM and WHFM-FM, Nassau-Suffolk, New York. These acquisition and exchange agreements are subject to FCC approval. Pursuant to various agreements, the Company began managing certain limited functions of the remaining Omni stations and the SFX stations beginning July 1, 1996, and station KSTE-AM beginning August 1, 1996.

           CHANCELLOR RADIO BROADCASTING COMPANY AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -- (CONTINUED)

     The following summarizes the unaudited consolidated historical and pro forma data for the six months ended June 30, 1995 and 1996, as though the Company's acquisitions of KDWB-FM and Trefoil had occurred as of the beginning of 1995 (in thousands):

                                                   SIX MONTHS ENDED        SIX MONTHS ENDED
                                                     JUNE 30, 1995           JUNE 30, 1996
                                                 ---------------------   ---------------------
                                                 HISTORICAL  PRO FORMA   HISTORICAL  PRO FORMA
                                                 ----------  ---------   ----------  ---------
       Net revenues...........................    $30,811    $ 76,213      $70,068    $77,444
       Net loss before extraordinary loss.....     (8,190)    (12,601)      (5,097)    (4,830)
       Net loss...............................     (8,190)    (12,601)      (9,743)    (4,830)

3.  LONG-TERM DEBT

     The Company's $70.0 million term loan facility and $35.0 million revolving loan facility were refinanced on February 14, 1996, in conjunction with the acquisition of Trefoil Communications, Inc. under a new bank credit agreement (the "New Credit Agreement") with Bankers Trust Company, as administrative agent, and other institutions party thereto. In connection with the refinancing of the term loan and revolving loan facility, the Company incurred an extraordinary charge to write-off deferred finance costs of approximately $1.8 million. The New Credit Agreement includes a $60.0 million term loan facility (the "A Term Loan Facility"), a $35.0 million term loan facility (the "B Term Loan Facility" and, together with the A Term Loan Facility, the "Term Loans") and a $40.0 million revolving loan facility (the "Revolving Loan Facility" and, together with the Term Loans, the "New Bank Financing"). The New Bank Financing is collateralized by (i) a first priority perfected pledge of all capital stock and notes owned by Chancellor and its subsidiaries and (ii) a first priority perfected security interest in all other assets (including receivables, contracts, contract rights, securities, patents, trademarks, other intellectual property, inventory, equipment and real estate) owned by Chancellor and its subsidiaries, excluding FCC licenses, leasehold interests in studio or office space and certain leasehold and partnership interests in tower or transmitter sites. The A and B Term Loan Facilities are due in increasing quarterly installments beginning in 1996 and mature in August 2002 and 2003, respectively. All outstanding borrowings under the Revolving Loan Facility mature in August 2002. The facilities bear interest, at the option of the Company, at rates based upon the prime rate of Bankers Trust Company, as announced from time to time, or the London Inter-Bank Offered Rate ("LIBOR") in effect form time to time, plus an applicable margin rate. The Company pays quarterly commitment fees in arrears equal to 5% per annum on the unused portion of the Revolving Loan Facility. As of June 30, 1996, the New Bank Financing facilities accrued interest at prime rate plus 1.50% (9.75%) on $4.1 million of borrowings and LIBOR rate plus 2.75% (8.19%) and 3.00% (8.44%) on $59.0 million and $34.9 million of borrowings, respectively.

     In connection with the IPO (defined), the Company redeemed 25% of its Existing Notes (defined) for approximately $22.2 million. The redemption was completed in March 1996 and resulted in an extraordinary charge of $2.8 million. The remaining $60 million 12 1/2% Senior Subordinated Notes due 2004 (the "Existing Notes") mature October 1, 2004, and bear interest at 12.5% per annum. On February 14, 1996, in conjunction with the acquisition of Trefoil Communications, Inc., the Company issued $200 million aggregate principal amount of 9 3/8% Senior Subordinated Notes due 2004 (the "New Notes" and, together with the Existing Notes, the "Notes"), which mature on October 1, 2004, and bear interest at 9.375% per annum. Interest on the Notes is paid semi-annually. The Existing and New Notes are redeemable, in whole or in part, at the option of the Company on or after October 1, 1999 and February 1, 2000, respectively. In addition, prior to January 31, 1999, the company may redeem up to 25% of the original aggregate principal amount of the New Notes with the net proceeds of one or more public equity offerings. The Notes are unsecured obligations of the Company, ranking subordinate in right of payment to all senior debt of the Company. The New Notes rank PARI PASSU in right of payment to the Existing Notes. The Notes are guaranteed on a senior subordinated basis by Chancellor Radio Broadcasting Company's subsidiaries.

     Both the Bank Financing and Notes indenture contain certain covenants, including, among others, limitations on the incurrence of additional debt, in the case of the Bank Financing; requirements to maintain certain financial ratios; and restrictions on the payment of dividends.

               CHANCELLOR BROADCASTING COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

     In February 1996, subsequent to the IPO, the Company commenced a private placement of $100.0 million of newly authorized Senior Cumulative Exchangeable Preferred Stock (the "Old Preferred Stock"). Upon completion, the proceeds of the Old Preferred Stock were used to redeem the Acquisition Preferred Stock and 55,664 shares of Class A common stock. The redemption resulted in a charge to net loss applicable to common stock of approximately $16.6 million and an additional reduction of paid-in capital of approximately $1.0 million

     In March 1996, the Company commenced an exchange offering to exchange the Old Preferred Stock for 1,000,000 shares of public, 12 1/4% Senior Cumulative Exchangeable Preferred Stock (the "New Preferred Stock"). The terms of the New Preferred Stock are substantially identical to those of the Old Preferred Stock. Dividends on the New Preferred Stock will accrue from its date of issuance and will be payable quarterly commencing May 15, 1996, at a rate per annum of 12 1/4% of the then effective liquidation preference per share. Dividends may be paid, at the Company's option, on any dividend payment date occurring on or prior to February 15, 2001 either in cash or by adding such dividends to the then effective liquidation preference of the New Preferred Stock. The initial liquidation preference of the New Preferred Stock will be $100.00 per share. The New Preferred Stock is redeemable at the Company's option, in whole or in part at any time on or after February 15, 2001, at various redemption prices (as defined), plus, accumulated and unpaid dividends to the date of redemption. In addition, prior to February 15, 1999, the Company may, at its option, redeem the Senior exchangeable Preferred Stock with the net cash proceeds from one or more Public Equity Offerings (as defined), at various redemption prices (as defined), plus, accumulated and unpaid dividends to the redemption date; provided, however, that after any such redemption there is outstanding at least 75% of the number of shares of New Preferred Stock originally issued.

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

     In addition to the accrued dividends discussed above, the recorded value of the Old Preferred Stock includes an amount for the accretion of the difference between the Old Preferred Stock's fair value at date of issuance and its mandatory redemption amount, calculated using the effective interest method.

     In June 1996, the owner's of Chancellor's Class C Common Stock filed an application with the FCC to convert the stock into Chancellor's Class A Common Stock. This conversion is subject to FCC approval as it results in a change of control.

5.  EMPLOYEE STOCK OPTION PLAN

     On February 9, 1996, Chancellor's Board of Directors adopted a stock award plan for the Company's management, employees and non-employee directors providing for the grant of options and stock awards for up to 5% of Chancellor's Common Stock (on a fully-diluted basis). During 1996, the Board of Directors has granted options to purchase a total of 537,500 shares of Class A Common Stock with various exercise prices equal to the fair market value of the stock on the respective dates of grant.

               CHANCELLOR BROADCASTING COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

6.  INCOME TAXES

     Income tax expense differs from the amount computed by applying the federal statutory income tax rate of 34% to loss before income taxes for the following reasons:

                                                                THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                                ---------------------------    ----------------------------
                                                                    1995             1996          1995            1996
                                                                ------------       --------    ------------    ------------
      U.S. federal income tax at statutory rate..............   $(1,297,650)       $506,605    $(2,075,717)    $(1,188,527)
      State income taxes, net of federal benefit.............      (228,997)         89,401       (366,303)       (209,740)
      Valuation allowance provided for loss
       carryforward generated during
       the current period....................................     2,376,266         (59,006)     4,446,576       2,749,628
      Other..................................................        40,001         125,000         80,002         250,000
                                                                -----------        --------    -----------     -----------
                                                                $   889,620        $662,000    $ 2,084,558     $ 1,601,361
                                                                -----------        --------    -----------     -----------
                                                                -----------        --------    -----------     -----------

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

7.  RELATED PARTY TRANSACTION

     Effective April 1, 1996, Chancellor and the Company entered into a revised financial monitoring and oversight agreement with Hicks Muse & Co. Partners, L.P. and HM2/Management Partners, L.P., each of which is an affiliate of Hicks, Muse, Tate & Furst Incorporated. The annual fee for financial oversight and monitoring services to Chancellor and the Company has been adjusted to $500,000. The annual fee is adjustable each January 1, to an amount equal to the budgeted consolidated annual net sales of the Company for the then-current fiscal year, multiplied by 0.25%; provided, however, that in no event shall the annual fee be less than $500,000.

8.  NEW ACCOUNTING PRONOUNCEMENT

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following discussion and analysis of results of operations and financial condition of the Company should be read in conjunction with the consolidated financial statements and related notes thereto of the Company included elsewhere in this document. Periodically, the Company makes forward looking statements that are not historical facts. Actual results may differ materially from those projected in the forward looking statements. These forward looking statements involve risks and uncertainties, including but not limited to, the following: business conditions and growth in the radio broadcasting industry and general economy; competitive factors; that interest rates may increase rather than remain stable or decrease; that one or more of the Company's broadcasting licenses may not be renewed; and the risk factors listed from time to time in documents filed by the Company with the Securities and Exchange Commission.

     Chancellor Broadcasting Company and its subsidiaries (the "Company") have grown largely through acquisitions, as well as through internally generated growth. Upon completion of its pending acquisition, exchange and sales agreements, the Company will own and operate 41 radio stations serving the following top 40 markets: New York, New York; Los Angeles, California; San Francisco, California; Atlanta, Georgia; Riverside-San Bernardino, California; Minneapolis-St. Paul, Minnesota; Nassau-Suffolk (Long Island), New York; Phoenix, Arizona; Pittsburgh, Pennsylvania; Denver, Colorado; Cincinnati, Ohio; Sacramento, California; and Orlando, Florida. See the "Acquisition" note to the financial statements for a more detailed description of the pending agreements.

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

     For ease of comprehension, the following table and analysis presents and discusses the combined historical net revenues, operating expenses and broadcast cash flow of the Company, Midcontinent Radio of Minnesota Inc. related to radio station KDWB-FM (where not already included in the Company's results of operations per the terms of the LMA), Shamrock Broadcasting and Secret related to radio stations KIMN-FM and KALC-FM (where not already included in the Company's results of operations per the terms of the LMA) for the three and six months ended June 30, 1995 and 1996. Results related to the Company's Detroit and Houston stations are limited to those revenues and expenses attributable to the Company per the terms of the LMA agreements in 1996. No data for these stations prior to the LMA agreements in February 1996 or for 1995 have been included. This combined "same station basis" information is presented in a manner similar to a "pooling of interests"; however, it is not in accordance with GAAP which does not allow for the aggregation of financial data for entities which are not under common management and control. Nevertheless, management believes the financial information shown below is helpful in understanding past and current operations of the Company's stations. In the following information, the KDWB-FM LMA fee of $180,000, paid by the Company to Midcontinent Radio of Minnesota Inc. in 1995, for the three and six months ended June 30, 1995, has been eliminated from net revenues and operating expenses:

                                   THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                   ---------------------------   --------------------------
                                       1995          1996            1995           1996
                                   -----------    -----------    -----------    -----------
     Net revenues...............   $41,564,363    $44,425,668    $74,180,591    $79,239,431
     Operating expenses.........    29,483,264     26,233,515     53,888,784     50,701,496
                                   -----------    -----------    -----------    -----------
       Broadcast cash flow......   $12,081,099    $18,192,153    $20,291,807    $28,537,935
                                   -----------    -----------    -----------    -----------
                                   -----------    -----------    -----------    -----------

     Because the Company incurred substantial indebtedness for its acquisitions for which it has significant debt service requirements, and because the Company has significant non-cash charges for stock option compensation and depreciation and amortization expense related to the fixed assets and intangibles acquired in the acquisitions, the Company expects that it will report net losses for the foreseeable future, which losses may be greater than those historically experienced by the Company.

RESULTS OF OPERATIONS

  THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

     Net revenues increased 150.6% to $44.4 million for the three months ended June 30, 1996 from $17.7 million for the same period in 1995. The majority of this increase was due to the acquisition of Shamrock Broadcasting. On a same station basis, net revenues increased 6.9% to $44.4 million for the second quarter of 1996 from $41.6 million for the second quarter of 1995.

     Station operating expenses increased 155.8% to $26.2 million for the quarter ended June 30, 1996 from $10.3 million for the quarter ended June 30, 1995. The majority of this increase was due to the acquisition of Shamrock Broadcasting. On a same station basis, station operating expenses decreased 11.0% to $26.2 million for the three months ended June 30, 1996 from $29.5 million over the same period of 1995.

     Depreciation and amortization increased 186.3% to $6.0 million for the second quarter of 1996 from $2.1 million for the same period in the prior year. Corporate expenses increased 70.8% to $832,000 for the second quarter of 1996 from approximately $294,000 for the same period in 1995, as a result of additional personnel and overhead costs associated with the acquisition of Shamrock Broadcasting. Interest expense increased 110.5% to $8.8 million from $4.2 million for the same period. These increases were primarily attributable to the acquisition of Shamrock Broadcasting and the resulting change in capital structure from its financing. See the discussion of "Liquidity and Capital Resources" below.

     During the second quarter of 1995, the Company developed an estimate of the fair value of its outstanding stock options in the amount of $19.0 million. Based upon this estimate and the applicable vesting periods, the Company recognized $4.5 million of non-cash stock option compensation expense, with the remaining amount to be amortized over an approximate four year period. During the second quarter of 1996, the Company recognized non-cash stock option compensation expense of $950,000 and non-cash charges for dividends and accretion on the preferred stock of its subsidiary of $3.2 million.

     As a result of the foregoing, income from operations for the second quarter of 1996 was $10.4 million compared to $416,000 for the same period in 1995. Chancellor Broadcasting Company had a net loss of $2.4 million compared with a net loss of approximately $4.7 million for the second quarter of the prior year.

     On a same station basis, broadcast cash flow increased 50.6% to $18.2 million for the three months ended June 30, 1996, from $12.1 million over the comparable 1995 period. Same station broadcast cash flow as a percentage of net revenues increased to 40.9% for 1996 from 29.1% for 1995.

  SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

     Net revenues increased 127.4% to $70.1 million for the six months ended June 30, 1996 from $30.8 million over the same period in 1995. The majority of this increase was due to the acquisition of Shamrock Broadcasting. On a same station basis, net revenues increased 6.8% to $79.2 million for the first half of 1996 from $74.2 million over the first half of 1995.

    Station operating expenses increased 127.3% to $42.7 million for the six months ended June 30, 1996 from $18.8 million for the same period in 1995. The majority of this increase was due to the acquisition of Shamrock Broadcasting. On a same station basis, station operating expenses decreased 5.9% to $50.7 million for the six months ended June 30, 1996 from $53.9 million for the same period in 1995.

     Depreciation and amortization increased 147.7% to $11.1 million for the first half of 1996 from $4.5 million over the same period in the prior year. Corporate expenses increased 114.7% to $1.8 million for the first six months of 1996 from approximately $856,000 over the same period in 1995, as a result of additional personnel and overhead costs associated with the acquisition of Shamrock Broadcasting. Interest expense increased 92.2% to $15.9 million from $8.3 million for the same period. These increases, and the extraordinary loss on early extinguishment of debt of $4.6 million, were primarily attributable to the acquisition of Shamrock Broadcasting and the resulting change in capital structure from its financing. See the discussion of "Liquidity and Capital Resources" below.

     During the second quarter of 1995, the Company developed an estimate of the fair value of its outstanding stock options in the amount of $19.0 million. Based upon this estimate and the applicable vesting periods, the Company recognized $4.5 million of non-cash stock option compensation expense during the first half of 1995, with the remaining amount to be amortized over an approximate four year period. During the first half of 1996, the Company recognized non-cash stock option compensation expense of $1.9 million, a one-time loss of $16.6 million on the repurchase of preferred stock of its subsidiary and incurred non-cash charges for dividends and accretion on the repurchased and newly issued preferred stock of its subsidiary of $4.8 million.

     As a result of the foregoing, income from operations for the first half of 1996 was $12.5 million compared to $2.2 million for the same period in 1995. Chancellor Broadcasting Company had a net loss of $14.6 million compared with a net loss of $8.2 million for the first half of the prior year.

     On a same station basis, broadcast cash flow increased 40.6% to $28.5 million for the six months ended June 30, 1996, from $20.3 million over the comparable 1995 period. Same station broadcast cash flow as a percentage of net revenues increased to 36.0% for 1996 from 27.4% for 1995.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity and capital resources have been significantly impacted by the acquisition, and the financing thereof, of Shamrock Broadcasting, on February 14, 1996. The acquisition of Shamrock Broadcasting was financed through the New Credit Agreement, the New Notes, the IPO and the offering of the Acquisition Preferred Stock and Class A Common Stock (all as defined and described in the notes to the financial statements included herewith). In connection with this financing, the Company refinanced its existing bank financing and redeemed 25% of its Existing Notes (as defined), resulting in a combined extraordinary charge of $4.6 million.

     HM Fund II had advised Chancellor and Chancellor Broadcasting that on or before September 30, 1996, it would sell all of its capital stock in its affiliate, HMW, or would cause HMW to sell all or substantially all of its assets (which consist primarily of eight radio broadcast stations), and that it or HMW would invest the net proceeds of such sale in Class A Common Stock of Chancellor. On August 9, 1996, the Company sold 1,185,521 shares of Chancellor's Class A common stock to HM Fund II for cash proceeds of $23.0 millon, pursuant to this agreement made at the time of Chancellor's IPO. Management believes that these proceeds, cash from operating activities and available revolving credit borrowings under its bank credit agreement should be sufficient to permit the Company to meet its financial obligations and fund its operations.

     The Company anticipates that it will consummate all of its pending acquisition, exchange and disposition agreements by January 1997. However, the closing of each of the transactions is subject to FCC approval and certain closing conditions, certain of which are beyond the Company's control, and there can be no assurance as to when such transactions will be completed or that they will be completed on the terms described herein, or at all. The Company intends to fund the cash portion of its pending acquisitions with the HM Fund II investment proceeds, the proceeds from the sale of the Detroit stations, cash flow from operations, financing under its current credit agreement and new bank financing. There can be no assurance regarding the availability of cash flow from operations or that financing will be available to the Company on commercially acceptable terms, if at all.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

 (a)   EXHIBITS

 EXHIBIT
   NO.                        DESCRIPTION OF DOCUMENT
 -------                      -----------------------

 2.1 Asset Purchase Agreement dated as of April 19, 1994, between American Media, Inc. and Chancellor Holdings Corp. (formerly, MBD Broadcasting, Inc.) (1)

 2.2 Asset Purchase Agreement dated as of April 19, 1994, among SanRiver Radio, Inc., Mid-Florida Radio, Inc. and Chancellor Holdings Corp. (formally MBD Broadcasting, Inc.) (1)

 2.3 Asset Purchase Agreement dated as of April 19, 1994, between National Radio Partners, L.P. and Chancellor Holdings Corp. (formerly, MBD Broadcasting, Inc.) (1)

 2.4 Asset Purchase Agreement dated as of April 19, 1994, between National Radio Partners, L.P. and Chancellor Communications Corporation (1)


 2.5 Local Programming and Marketing Agreement dated February 1, 1995, between Midcontinent Radio of Minnesota, Inc., as Licensee, Radio Station, KDWB-FM, and Chancellor Broadcasting Company(2)

 2.6 Asset Purchase Agreement dated February 1, 1995, between Midcontinent Radio of Minnesota, Inc., Chancellor Broadcasting Company and Chancellor Broadcasting Licensee Company (2)

 2.7 Escrow Agreement dated February 7, 1995, between Midcontinent Radio of Minnesota, Inc., Chancellor Broadcasting Company and NationsBank of Texas, N.A. (2)

 2.8 Stock Purchase Agreement dated as of August 3, 1995, among Chancellor Broadcasting Company, Trefoil Communications, Inc., and the Selling Securityholders named therein (3)

 2.9 Option Agreement dated January 9, 1996 by and between Chancellor Broadcasting Company and Evergreen Media Corporation (3)

 2.10 Option Agreement dated January 9, 1996 by and between Chancellor Broadcasting Company and Secret Communications (3)

 2.11 Asset Purchase Agreement, dated as of May 14, 1996, among OmniAmerica Group, WAPE-FM License Partnership, WFYV-FM License Partnership, WEAT-FM License Partnership, WEAT-AM License Partnership, WXXL License Partnership, WOLL License Partnership, WJHM-FM License Partnership, Chancellor Broadcasting Company and Chancellor Radio Broadcasting Company (7)

 2.12 Local Marketing Agreement, dated as of June 28, 1996, among OmniAmerica Group, Chancellor Broadcasting Company and Chancellor Radio Broadcasting Company (7)

 2.13 Exchange Agreement, dated as of July 1, 1996, among WBLI-FM, Inc., WHFM, Inc., WBAB, Inc., WGBB, Inc., SFX Broadcasting, Inc. and Chancellor Radio Broadcasting Company (7)

 2.14 Local Marketing Agreement, dated as of July 1, 1996, among WBLI, Inc., WBLI-FM, Inc., WHFM, Inc., WBAB, Inc., WGBB, Inc. and Chancellor Radio Broadcasting Company (7)

EXHIBIT
  NO.                       DESCRIPTION OF DOCUMENT
- -------                     -----------------------
 3.1 Certificate of Incorporation of Chancellor Broadcasting Company, as amended and restated (1)(4)

 3.2   Certificate of Incorporation of Chancellor Radio
       Broadcasting Company, as amended (1)(4)

 3.3   Certificate of Incorporation of Chancellor Broadcasting
       Licensee Company (1)

 3.4   Bylaws of Chancellor Broadcasting Company, as amended and restated (1)(4)

 3.5   Bylaws of Chancellor Radio Broadcasting Company, as amended (1)(4)

 3.6   Bylaws of Chancellor Broadcasting Licensee Company (1)

 3.7   Certificate of Designations for the 14% Redeemable
       Exchangeable Preferred Stock (5)

 3.8 Certificate of Amendment to Certificate of Designations for the 14% Redeemable Exchangeable Preferred Stock (4)

 3.9   Certificate of Designation for the Old Preferred Stock (4)

 3.10  Form of Certificate of Designations for the New Preferred Stock (7)

 4.1 Indenture, dated October 1, 1994, governing the outstanding 12-1/2% Senior Subordinated Notes due 2004 (1)

 4.2 First Supplemental Indenture, dated as of February 14, 1996, to the Indenture dated October 1, 1994, governing the 12-1/2% Senior Subordinated Notes due 2004 (4)

 4.3 Second Supplemental Indenture, dated as of February 14, 1996, to the Indenture dated October 1, 1994, governing the 12-1/2% Senior Subordinated Notes due 2004 (4)

 4.4 Indenture, dated as of February 26, 1996, governing the outstanding 9-3/8% Senior Subordinated Notes due 2004 (5)

 4.5 First Supplemental Indenture, dated as of February 14, 1996, to the Indenture dated February 14, 1996, governing the 9-3/8% Senior Subordinated Notes due 2004 (4)

 4.6 Indenture, dated as of February 26, 1996, governing the Exchange Debentures (4)

10.1 Credit Agreement, including certain ancillary documents thereto, dated October 12, 1994 among Chancellor Holdings Corp., Chancellor Broadcasting Company and Bankers Trust Company, as agent, and the lenders party thereto (2)

10.2   Lease Agreement dated as of May 22, 1989, between Kruse
       Microwave and SanRiver Radio, Inc., as amended (1)

10.3   License Agreement dated as of March 1, 1974, between City of
       New Hope, Minnesota and National Radio Partners, L.P., as assignee of American Media, Inc. (1)

10.4 Tower Lease Agreement dated as of November 23, 1988, between United Television and Shoreview FM Group, a Minnesota general partnership (1)

10.5   Partnership Agreement dated as of November 23, 1988, of
       Shoreview FM Group, a Minnesota general partnership (1)

10.6   Employment Agreement between Chancellor Holdings Corp.,
       Chancellor Broadcasting Company and Seven Dinetz (2)

10.7 Employment Agreement between Chancellor Broadcasting Company and George C. Toulas (2)

10.8   Employment Agreement date as of january 10, 1994 between
       Chancellor Communications Corporation and Rick Eytcheson, as
       amended (1)
                                    21

EXHIBIT
  NO.                        DESCRIPTION OF DOCUMENT
- -------                      -----------------------
10.9 Financial Monitoring and Oversight Agreement among Chancellor Holdings Corp., Chancellor Broadcasting Company and Hicks, Muse & Co. Partners, L.P. (2)

10.10 Tax Sharing Agreement between Chancellor Holdings Corp. and Chancellor Broadcasting Company(2)

10.11 Financial Advisory Agreement among Chancellor Broadcasting Company, Chancellor Radio Broadcasting Company and HM2/Management Partners, L.P. (4)

10.12 Credit Agreement dated as February 14, 1996, among Chancellor Broadcasting Company, Chancellor Radio Broadcasting Company, various banks and Bankers Trust Company, as agent (5)

10.13 Amended and Restated Monitoring and Oversight Agreement between Chancellor Broadcasting Company, Chancellor Radio Broadcasting Company and HM2/Management Partners, L.P. (4)

10.14 Amended and Restated Stockholders Agreement dated February 14, 1996 among Chancellor Broadcasting Company and certain Holders named therein (4)

10.15 Stockholders Agreement dated as of October 12, 1994 between Chancellor Broadcasting Company and the Holders named therein (6)

10.16 Registration Rights Agreement dated October 12, 1994 between Chancellor Broadcasting Company and the Holders named therein (6)

10.17 Letter Agreement dated February 9, 1996 regarding Hicks Muse Equity Investment among Chancellor Broadcasting Company and HM Fund II (4)

10.18 Sales Agreement, dated as of July 1, 1996, among OmniAmerica Group, Chancellor Broadcasting Company and Chancellor Radio Broadcasting Company (7)

10.19 Program Consulting Agreement, dated as of June 28, 1996, among OmniAmerica Group, Chancellor Broadcasting Company and Chancellor Radio Broadcasting Company (7)

10.20 Consulting Agreement, dated as of May 14, 1996, among Chancellor Broadcasting Company, Chancellor Radio Broadcasting Company and Anthony S. Ocepek (7)

10.21 Consulting Agreement, dated as of May 14, 1996, among Chancellor Broadcasting Company, Chancellor Radio Broadcasting Company and Carl E. Hirsch (7)

10.22 Consulting Agreement, dated as of May 14, 1996, among Chancellor Broadcasting Company, Chancellor Radio Broadcasting Company and H. Dean Thacker (7)

10.23 Non-Competition Agreement, dated as of May 14, 1996, among Chancellor Broadcasting Company, Chancellor Radio Broadcasting Company and Carl
       E. Hirsch (7)

10.24 First Consent and Amendment, dated as of May 13, 1996, among Chancellor Radio Broadcasting Company, the Banks party thereto and Bankers Trust Company, as managing agent (7)

10.25 Employment Agreement, dated as of February 1, 1996, between Chancellor Radio Broadcasting Company and Samuel Weller (7)

11.1 Statement RE Computation of Per Share Earnings of Chancellor Broadcasting Company*

21.1   Subsidiary of Chancellor Broadcasting Company (4)

27.1   Financial Data Schedule for Chancellor Broadcasting Company*

27.2   Financial Data Schedule for Chancellor Radio Broadcasting Company*

27.3   Financial Data Schedule for Chancellor Broadcasting Licensee Company*
                                     22

- ----------------
 *   Filed herewith.

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

                        CHANCELLOR BROADCASTING COMPANY
                           AND EACH CO-REGISTRANT



Date: August 13, 1996   By /s/ Jacques D. Kerrest
                           --------------------------------------------------
                           Jacques D. Kerrest
                        Senior Vice President and Chief Financial Officer
                        (Duly Authorized Officer and Principal Financial and
                        Accounting Officer of Registrant and each co-registrant)