Form 10-Q
period 1996-09-30
CHANCELLOR BROADCASTING CO /DE/; CHANCELLOR RADIO BROADCASTING CO; CHANCELLOR BROADCASTING LICENSEE CO
filed 1996-11-06
CIK 1002909, 925744, 925752

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q

               Quarterly Report Pursuant to Section 13 or Section 15(d)
                        of the Securities Exchange Act of 1934

                   FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 1996

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

                           AREA CODE (972) 239-6220
          (Registrant's Telephone Number, Including Area Code)

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

    As of November 5, 1996, 9,881,656 shares of the Class A Common Stock, par value $.01 per share, 8,547,910 shares of the Class B Common Stock, par value $.01 per share, and zero shares of the Class C Common Stock, par value $.01 per share, of Chancellor Broadcasting Company were outstanding. As of November 5, 1996, 1,000 shares of common stock, par value $.01 per share, of Chancellor Radio Broadcasting Company and 1,000 shares of common stock, par value $.01 per share, of Chancellor Broadcasting Licensee Company were outstanding.


------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                  TABLE OF CONTENTS

                            PART I   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS                                             PAGE
                                                                           ----
          CHANCELLOR BROADCASTING COMPANY AND SUBSIDIARIES

             Consolidated Balance Sheets as of December 31, 1995
             and September 30, 1996 ......................................  1

             Consolidated Statements of Operations for the three and
             nine months ended September 30, 1995 and 1996 ...............  2

             Consolidated Statements of Changes in Common Stockholders' Equity for the year ended December 31, 1995 and the nine months ended September 30, 1996 .............................  3

             Consolidated Statements of Cash Flows for the nine months
             ended September 30, 1995 and 1996 ...........................  4

             Notes to Consolidated Financial Statements ..................  5

          CHANCELLOR RADIO BROADCASTING COMPANY AND SUBSIDIARIES

             Consolidated Balance Sheets as of December 31, 1995 and
             September 30, 1996 .......................................... 10

             Consolidated Statements of Operations for the three and
             nine months ended September 30, 1995 and 1996 ............... 11

             Consolidated Statements of Changes in Common Stockholder's Equity for the year ended December 31, 1995 and the nine months ended September 30, 1996 ............................. 12

             Consolidated Statements of Cash Flows for the nine months
             ended September 30, 1995 and 1996 ........................... 13

             Notes to Consolidated Financial Statements .................. 14

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS ............................ 19

                              PART II  OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES .......................................... 23

ITEM 5.   OTHER INFORMATION .............................................. 23

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K ............................... 23

                            PART I  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                   CHANCELLOR BROADCASTING COMPANY AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS

                                                                          DECEMBER 31,   SEPTEMBER 30,
                                                                               1995           1996
                                                                         -------------   -------------
                                    ASSETS
Current assets:
  Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $   1,314,214   $   5,111,562
  Accounts receivable, net of allowance for doubtful accounts
   of $263,528 and $816,273, respectively  . . . . . . . . . . . . . . .    13,243,292      42,172,355
  Prepaid expenses and other . . . . . . . . . . . . . . . . . . . . . .       546,405       1,954,575
                                                                         -------------   -------------
    Total current assets . . . . . . . . . . . . . . . . . . . . . . . .    15,103,911      49,238,492
Restricted cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            --      20,000,000
Property and equipment, net  . . . . . . . . . . . . . . . . . . . . . .    17,925,845      49,081,835
Intangibles and other, net . . . . . . . . . . . . . . . . . . . . . . .   203,808,395     569,497,264
Deferred financing costs, net  . . . . . . . . . . . . . . . . . . . . .     4,284,413      17,366,400
                                                                         -------------   -------------
    Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 241,122,564   $ 705,183,991
                                                                         -------------   -------------
                                                                         -------------   -------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  1,873,888   $   3,240,120
  Accrued liabilities  . . . . . . . . . . . . . . . . . . . . . . . . .     4,692,948      10,938,346
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,710,891         309,017
  Current portion of long-term debt  . . . . . . . . . . . . . . . . . .     4,062,500         400,000
                                                                         -------------   -------------
    Total current liabilities  . . . . . . . . . . . . . . . . . . . . .    13,340,227      14,887,483
Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   168,107,242     364,707,969
Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . . .     4,952,361      19,036,384
Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            --         821,153
                                                                         -------------   -------------
    Total liabilities  . . . . . . . . . . . . . . . . . . . . . . . . .   186,399,830     399,452,989
                                                                         -------------   -------------
Redeemable Senior Cumulative Exchangeable Preferred Stock of subsidiary, par value $.01 per share; 1,000,000 shares authorized, issued and
 outstanding; preference in liquidation of $104,815,994  . . . . . . . .            --     103,852,579
Common stockholders' equity:
  Class A common stock, par value $.01 per share, 40,000,000 shares authorized, 302,289 and 9,881,656 shares issued and outstanding,
   respectively  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3,023          99,373
  Class B common stock, par value $.01 per share, 10,000,000 shares
   authorized, 63,500 shares issued and outstanding  . . . . . . . . . .           635             635
  Class C common stock, par value $.01 per share, 10,000,000 shares
   authorized, 8,484,411 shares issued and outstanding . . . . . . . . .        84,844          84,844
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . .    66,271,498     230,980,331
  Accumulated deficit  . . . . . . . . . . . . . . . . . . . . . . . . .   (11,637,266)    (28,248,626)
  Treasury stock . . . . . . . . . . . . . . . . . . . . . . . . . . . .            --      (1,038,134)
                                                                         -------------   -------------
    Total common stockholders' equity  . . . . . . . . . . . . . . . . .    54,722,734     201,878,423
                                                                         -------------   -------------
    Total liabilities and stockholders' equity . . . . . . . . . . . . . $ 241,122,564   $ 705,183,991
                                                                         -------------   -------------
                                                                         -------------   -------------

               The accompanying notes are an integral part of the financial statements.

                CHANCELLOR BROADCASTING COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                                -------------------------------      ------------------------------
                                                    1995                1996             1995              1996
                                                -----------         -----------      -----------       ------------
Gross broadcasting revenues. . . . . . . . .    $19,515,762         $59,994,400      $54,596,491       $139,842,841
Less agency commissions  . . . . . . . . . .      2,406,254           7,223,986        6,675,879         17,004,520
                                                -----------         -----------      -----------       ------------
   Net revenues. . . . . . . . . . . . . . .     17,109,508          52,770,414       47,920,612        122,838,321
                                                -----------         -----------      -----------       ------------

Operating expenses:
 Programming, technical and news . . . . . .      3,036,246          14,031,128        8,852,738         27,040,895
 Sales and promotion . . . . . . . . . . . .      4,260,413          12,235,546       12,991,570         31,545,504
 General and administrative. . . . . . . . .      2,029,870           5,930,066        6,275,387         16,335,444
 Depreciation and amortization . . . . . . .      2,240,302           6,636,000        6,708,382         17,703,939
 Corporate expenses. . . . . . . . . . . . .        435,334           1,538,183        1,291,778          3,377,389
 Stock option compensation . . . . . . . . .        950,000             950,000        5,410,000          2,850,000
                                                -----------         -----------      -----------       ------------
                                                 12,952,165          41,320,923       41,529,855         98,853,171
                                                -----------         -----------      -----------       ------------
   Income from operations. . . . . . . . . .      4,157,343          11,449,491        6,390,757         23,985,150

Other expense:
 Interest expense. . . . . . . . . . . . . .      4,492,057           8,535,341       12,780,304         24,468,693
 Other, net. . . . . . . . . . . . . . . . .         30,919              32,188           81,135            130,164
                                                -----------         -----------      -----------       ------------
   Income (loss) before provision for
    income taxes, minority interest
    and extraordinary loss . . . . . . . . .       (365,633)          2,881,962       (6,470,682)          (613,707)
Provision for income taxes . . . . . . . . .        744,288             600,000        2,828,846          2,201,361
Dividends and accretion on preferred
 stock of subsidiary . . . . . . . . . . . .             --           3,343,766               --          8,187,104
                                                -----------         -----------      -----------       ------------
   Net loss before extraordinary loss. . . .     (1,109,921)         (1,061,804)      (9,299,528)       (11,002,172)
Extraordinary loss on early
 extinguishment of debt  . . . . . . . . . .             --             963,267               --          5,609,188
                                                -----------         -----------      -----------       ------------
   Net loss. . . . . . . . . . . . . . . . .     (1,109,921)         (2,025,071)      (9,299,528)       (16,611,360)
Loss on repurchase of preferred stock
 of subsidiary . . . . . . . . . . . . . . .             --                  --               --         16,570,065
                                                -----------         -----------      -----------       ------------
   Net loss attributable to common stock . .    $(1,109,921)        $(2,025,071)     $(9,299,528)      $(33,181,425)
                                                -----------         -----------      -----------       ------------
                                                -----------         -----------      -----------       ------------

Loss applicable to common stock:
 Loss before extraordinary loss. . . . . . .    $     (0.13)        $     (0.06)     $     (1.05)      $      (1.71)
                                                -----------         -----------      -----------       ------------
                                                -----------         -----------      -----------       ------------
 Extraordinary loss. . . . . . . . . . . . .    $        --         $     (0.05)     $        --       $      (0.35)
                                                -----------         -----------      -----------       ------------
                                                -----------         -----------      -----------       ------------
 Net loss. . . . . . . . . . . . . . . . . .    $     (0.13)        $     (0.11)     $     (1.05)      $      (2.06)
                                                -----------         -----------      -----------       ------------
                                                -----------         -----------      -----------       ------------

Weighted average number of
 shares outstanding  . . . . . . . . . . . .      8,849,851          17,925,622        8,849,851         16,125,754
                                                -----------         -----------      -----------       ------------
                                                -----------         -----------      -----------       ------------

     The accompanying notes are an integral part of the financial statements.

                CHANCELLOR BROADCASTING COMPANY AND SUBSIDIARIES

       CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS' EQUITY

                                      CLASS A            CLASS B           CLASS C
                                    COMMON STOCK      COMMON STOCK       COMMON STOCK       ADDITIONAL
                               -------------------   ---------------  ------------------     PAID-IN       ACCUMULATED
                                 SHARES    AMOUNT    SHARES   AMOUNT   SHARES     AMOUNT     CAPITAL         DEFICIT
                               ---------   -------   ------   ------  ---------  -------  ------------    ------------
Balance, January 1, 1995 . .     302,107   $ 3,021   63,500    $635   8,484,244  $84,842  $ 59,911,502    $   (105,970)
Stock option compensation  .          --        --       --      --          --       --     6,360,000              --
Issuance of common stock on
 June 29, 1995 . . . . . . .          --        --       --      --         166        2            (2)             --
Net loss . . . . . . . . . .          --        --       --      --          --       --            --     (11,531,296)
                               ---------   -------   ------    ----   ---------  -------  ------------    ------------
Balance, December 31, 1995 .     302,107     3,021   63,500     635   8,484,410   84,844    66,271,500     (11,637,266)
Stock option compensation  .          --        --       --      --          --       --     2,850,000              --
Issuance of common stock on
 February 14, 1996 . . . . .   8,447,192    84,472       --      --          --       --   155,390,776              --
Loss on repurchase of
 preferred stock of
 subsidiary on February 21,
 1996. . . . . . . . . . . .          --        --       --      --          --       --   (16,570,065)             --
Repurchase of common stock
 on February 21, 1996  . . .          --        --       --      --          --       --            --              --
Issuance of common stock
 on August 9, 1996 . . . . .   1,185,521    11,855       --      --          --       --    22,988,145              --
Issuance of common stock
 on August 20, 1996  . . . .       2,500        25       --      --          --       --        49,975              --
Net loss . . . . . . . . . .          --        --       --      --          --       --            --     (16,611,360)
                               ---------   -------   ------    ----   ---------  -------  ------------    ------------
Balance, September 30, 1996    9,937,320   $99,373   63,500    $635   8,484,410  $84,844  $230,980,331    $(28,248,626)
                               ---------   -------   ------    ----   ---------  -------  ------------    ------------
                               ---------   -------   ------    ----   ---------  -------  ------------    ------------


                                   TREASURY
                                     STOCK          TOTAL
                                  -----------   ------------
Balance, January 1, 1995 . .      $        --   $ 59,894,030
Stock option compensation  .               --      6,360,000
Issuance of common stock on
 June 29, 1995 . . . . . . .               --             --
Net loss . . . . . . . . . .               --    (11,531,296)
                                  -----------   ------------
Balance, December 31, 1995 .               --     54,722,734
Stock option compensation  .               --      2,850,000
Issuance of common stock on
 February 14, 1996 . . . . .               --    155,475,248
Loss on repurchase of
 preferred stock of
 subsidiary on February 21,
 1996. . . . . . . . . . . .               --    (16,570,065)
Repurchase of common stock
 on February 21, 1996  . . .       (1,038,134)    (1,038,134)
Issuance of common stock
 on August 9, 1996 . . . . .               --     23,000,000
Issuance of common stock
 on August 20, 1996  . . . .               --         50,000
Net loss . . . . . . . . . .               --    (16,611,360)
                                  -----------   ------------
Balance, September 30, 1996       $(1,038,134)  $201,878,423
                                  -----------   ------------
                                  -----------   ------------


   The accompanying notes are an integral part of the financial statements.

                   CHANCELLOR BROADCASTING COMPANY AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                                                      -------------------------------
                                                                                            1995           1996
                                                                                      -------------  --------------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  (9,299,528) $  (16,611,360)
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . . . . .      6,708,382      17,703,939
    Provision for doubtful accounts  . . . . . . . . . . . . . . . . . . . . . . . .        211,124         315,483
    Stock option compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . .      5,410,000       2,850,000
    Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,817,768       2,139,361
    Dividends and accretion on preferred stock of subsidiary . . . . . . . . . . . .             --       8,187,104
    Extraordinary loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --       5,609,188
    Changes in assets and liabilities, net of the effects of acquired businesses:
      Accounts receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (2,847,664)     (9,278,829)
      Prepaids and other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (469,570)       (533,086)
      Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (1,050,787)        259,801
      Accrued liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,096,599       2,077,604
      Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,003,083      (2,401,874)
                                                                                      -------------  --------------
       Net cash provided by operating activities . . . . . . . . . . . . . . . . . .      5,579,407      10,317,331
                                                                                      -------------  --------------
Cash flows from investing activities:
  Purchases of broadcasting properties . . . . . . . . . . . . . . . . . . . . . . .    (23,070,804)   (433,144,911)
  Purchases of other property and equipment  . . . . . . . . . . . . . . . . . . . .     (1,173,387)     (2,116,978)
                                                                                      -------------  --------------
       Net cash used in investing activities . . . . . . . . . . . . . . . . . . . .    (24,244,191)   (435,261,889)
                                                                                      -------------  --------------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt . . . . . . . . . . . . . . . . . . . . .             --     277,627,630
  Proceeds from borrowings under revolving debt facility . . . . . . . . . . . . . .     42,943,940      92,586,362
  Repayments of long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . .     (1,625,000)   (109,716,233)
  Repayments of borrowings under revolving debt facility . . . . . . . . . . . . . .    (22,916,160)    (88,338,256)
  Issuance of preferred stock of subsidiary  . . . . . . . . . . . . . . . . . . . .             --     175,412,322
  Repurchase of preferred stock of subsidiary  . . . . . . . . . . . . . . . . . . .             --     (95,462,423)
  Issuance of common stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --     178,176,193
  Repurchase of common stock . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --      (1,038,134)
  Payment of preferred stock dividends . . . . . . . . . . . . . . . . . . . . . . .             --        (505,555)
                                                                                      -------------  --------------
       Net cash provided by financing activities . . . . . . . . . . . . . . . . . .     18,402,780     428,741,906
                                                                                      -------------  --------------
       Net increase (decrease) in cash . . . . . . . . . . . . . . . . . . . . . . .       (262,004)      3,797,348
Cash, at beginning of period . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,516,808       1,314,214
                                                                                      -------------  --------------
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  (9,299,528) $  (16,611,360)
Cash, at end of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   1,254,804  $    5,111,562
                                                                                      -------------  --------------
                                                                                      -------------  --------------

       The accompanying notes are an integral part of the financial statements.

                   CHANCELLOR BROADCASTING COMPANY AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Chancellor Broadcasting Company ("Chancellor") and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

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

     Simultaneously with the acquisition of Trefoil, the Company entered into a joint sales agreement with Evergreen Media Corporation for the outsourcing of certain limited functions of WWWW-FM and WDFN-AM, both Detroit stations, and an option to purchase such stations for $30.0 million of cash. Subsequent to the acquisition of Trefoil, KTBZ-FM, a Houston station acquired from Trefoil, was operated by Secret Communications, L.P. ("Secret") under a Local Marketing Agreement ("LMA")/Exchange Agreement with Chancellor. In March of 1996, the Company entered into an agreement to exchange KTBZ-FM and $5.6 million of cash to Secret for KALC-FM and KIMN-FM, Denver, Colorado. The Company began managing certain limited functions of these stations, pursuant to an LMA, effective
April 1, 1996 and closed on the exchange of the stations effective July 31, 1996. The exchange has been accounted for using the book values of the assets exchanged plus the $5.6 million of additional cash and $0.8 million of additional acquisition costs, and was allocated to the net assets acquired based upon their estimated fair market values. The excess of the purchase price over the estimated fair value of net assets acquired amounted to approximately
$28.7 million, which has been accounted for as goodwill and is being amortized over 40 years using the straight line method. This allocation was based on preliminary estimates and may be revised at a later date.

     The exchange is summarized as follows (in thousands):
        Assets acquired and liabilities assumed:
          Property and equipment ................... $  2,363
          Goodwill and other intangibles ...........   28,657
          Prepaid expenses and other assets ........      163
          Accrued liabilities ......................     (138)
                                                     --------
             Total acquisition ..................... $ 31,045
                                                     --------
                                                     --------

     On May 15, 1996, the Company entered into an agreement to acquire substantially all the assets and certain liabilities of OmniAmerica Group ("Omni") for an aggregate price of $178.0 million, including $163.0 million of cash and $15.0 million of Chancellor's Class A Common Stock. Liabilities assumed will be limited to certain ongoing contractual rights and obligations. Pursuant to the acquisition agreement, the Company has provided an irrevocable letter of credit in the amount of $10.0 million which it will be required to pay to Omni in the event the Company is in material breach of its obligations under the acquisition agreement and Omni chooses not to complete the acquisition in

               CHANCELLOR BROADCASTING COMPANY AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


accordance with the terms of the agreement, absent regulatory impediments or other circumstances specified in the agreement.

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

     On August 24, 1996, the Company entered into an agreement to acquire substantially all the assets and certain liabilities of Colfax Communications ("Colfax") for an aggregate price of $365.0 million plus working capital. Liabilities assumed will be limited to certain ongoing contractual rights and obligations. Pursuant to the acquisition agreement, the Company has deposited $20.0 million of cash in a restricted escrow account to be remitted to Colfax at closing.

     The following summarizes the unaudited consolidated historical and pro forma data for the nine months ended September 30, 1995 and 1996, as though the Company's acquisitions of KDWB-FM and Trefoil, and the exchange of KTBZ-FM for KIMN-FM and KALC-FM, had occurred as of the beginning of 1995 (in thousands):

                                                                  NINE MONTHS ENDED       NINE MONTHS ENDED
                                                                  SEPTEMBER 30, 1995      SEPTEMBER 30, 1996
                                                                ----------------------  ----------------------
                                                                HISTORICAL   PRO FORMA  HISTORICAL   PRO FORMA
                                                                ----------   ---------  ----------   ---------
        Net revenues .......................................... $ 47,921     $ 116,232   $122,838    $129,576
        Net loss before extraordinary loss ....................   (9,300)      (22,836)   (11,002)    (12,001)
        Net loss ..............................................   (9,300)      (22,836)   (16,611)    (12,001)
        Net loss per common share before extraordinary loss ...    (1.05)        (1.24)     (1.71)      (0.65)
        Net loss per common share .............................    (1.05)        (1.24)     (2.06)      (0.65)

3.   LONG-TERM DEBT

     The Company's $70.0 million term loan facility and $35.0 million revolving loan facility were refinanced on February 14, 1996, in conjunction with the acquisition of Trefoil under a new bank credit agreement (the "New Credit Agreement") with Bankers Trust Company, as administrative agent, and other institutions party thereto. In connection with the refinancing of the term loan and revolving loan facility, the Company incurred an extraordinary charge to write-off deferred finance costs of approximately $1.8 million. The New Credit Agreement originally included a $60.0 million term loan facility (the "A Term Loan Facility"), a $35.0 million term loan facility (the "B Term Loan Facility" and , together with the A Term Loan Facility, the "Term Loans") and a $40.0 million revolving loan facility (the "Revolving Loan Facility" and, together with the Term Loans, the "New Bank Financing"). The Revolving Loan Facility was increased to $55.0 million in August 1996 in conjunction with the Company's $18.7 million prepayment of its A Term Loan Facility. The Company realized an extraordinary loss on early extinguishment of debt of $1.0 million related to this prepayment.

     The New Bank Financing is collateralized by (i) a first priority perfected pledge of all capital stock and notes owned by Chancellor and its subsidiaries and (ii) a first priority perfected security interest in all other assets (including receivables, contracts, contract rights, securities, patents, trademarks, other intellectual property, inventory, equipment and real estate) owned by Chancellor and its subsidiaries, excluding FCC licenses, leasehold interests in studio or office space and certain leasehold and partnership interests in tower or transmitter sites. The A and B Term Loan Facilities

               CHANCELLOR BROADCASTING COMPANY AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


were originally due in increasing quarterly installments beginning in 1996 and mature in August 2002 and 2003, respectively. As a result of the partial prepayment of the A Term Loan Facility, it is now due in increasing quarterly installments beginning in 1999. All outstanding borrowings under the Revolving Loan Facility mature in August 2002. The facilities bear interest, at the option of the Company, at rates based upon the prime rate of Bankers Trust Company, as announced from time to time, or the London Inter-Bank Offered Rate ("LIBOR") in effect from time to time, plus an applicable margin rate. The Company pays quarterly commitment fees in arrears equal to .5% per annum on the unused portion of the Revolving Loan Facility. As of September 30, 1996, the New Bank Financing facilities accrued interest at prime rate plus 1.25% (9.50%) on $15.0 million of borrowings and LIBOR rate plus 2.50% (8.00%) and 2.75% (8.19%) on $55.3 million and $34.9 million of borrowings, respectively.

     In connection with the IPO (defined), the Company redeemed 25% of its Existing Notes (defined) for approximately $22.2 million. The redemption was completed in March 1996 and resulted in an extraordinary charge of $2.8 million. The remaining $60 million 12-1/2% Senior Subordinated Notes due 2004 (the "Existing Notes") mature October 1, 2004, and bear interest at 12.5% per annum. On February 14, 1996, in conjunction with the acquisition of Trefoil Communications, Inc., the Company issued $200 million aggregate principal amount of 9 3/8% Senior Subordinated Notes due 2004 (the "New Notes" and, together with the Existing Notes, the "Notes"), which mature on October 1, 2004, and bear interest at 9.375% per annum. Interest on the Notes is paid semi-annually. The Existing and New Notes are redeemable, in whole or in part, at the option of the Company on or after October 1, 1999 and February 1, 2000, respectively. In addition, prior to January 31, 1999, the company may redeem up to 25% of the original aggregate principal amount of the New Notes with the net proceeds of one or more public equity offerings. The Notes are unsecured obligations of the Company, ranking subordinate in right of payment to all senior debt of the Company. The New Notes rank PARI PASSU in right of payment to the Existing Notes. The Notes are guaranteed on a senior subordinated basis by Chancellor Radio Broadcasting Company's subsidiaries.

     Both the Bank Financing and Notes indenture contain certain covenants, including, among others, limitations on the incurrence of additional debt, in the case of the Bank Financing; requirements to maintain certain financial ratios; and restrictions on the payment of dividends.

4.   CAPITAL STRUCTURE

     In February 1996, Chancellor sold 7.7 million shares of its Class A Common Stock, par value $.01 per share (the "Class A Common Stock"), in an initial public offering (the "IPO"), which generated net proceeds of $142.4 million, and in a private placement, issued $100.0 million of exchangeable redeemable preferred stock (the "Acquisition Preferred Stock") of Chancellor Radio Broadcasting Company and 742,192 shares of Class A common stock of Chancellor to an affiliated entity and other investors.

     In February 1996, subsequent to the IPO, the Company commenced a private placement of $100.0 million of newly authorized 12-1/4% Senior Cumulative Exchangeable Preferred Stock (the "Old Preferred Stock"). Upon completion, the proceeds of the Old Preferred Stock were used to redeem the Acquisition Preferred Stock and repurchase 55,664 shares of Class A common stock. The redemption resulted in a charge to net loss applicable to common stock of approximately $16.6 million.

     In August 1996 pursuant to an agreement entered into at the time of the IPO, Chancellor sold 1.2 million shares of Class A Common Stock in a private placement to an affiliated entity, which generated proceeds of $23.0 million.

     In September 1996, the Company completed an exchange offering whereby it exchanged the Old Preferred Stock for 1,000,000 shares of 12-1/4% Series A Senior Cumulative Exchangeable Preferred Stock (the "New Preferred Stock") in a transaction registered under the Securities Act of 1933, as amended. The terms of the New Preferred Stock are substantially identical to those of the Old Preferred Stock. Dividends on the New Preferred Stock accrue from its date of issuance and are payable quarterly commencing November 15, 1996, at a rate per annum of 12-1/4% of the then effective liquidation preference per share. Dividends may be paid, at the Company's option, on any dividend payment date occurring on or prior to February 15, 2001 either in cash or by adding such dividends to the then effective liquidation preference of the New Preferred Stock. The initial liquidation preference per share of New Preferred Stock

               CHANCELLOR BROADCASTING COMPANY AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


will be the liquidation preference per share of Old Preferred Stock on the date of exchange therefor. The New Preferred Stock is redeemable at the Company's option, in whole or in part at any time on or after February 15, 2001, at various redemption prices, plus, accumulated and unpaid dividends to the date of redemption. In addition, prior to February 15, 1999, the Company may, at its option, redeem the New Preferred Stock with the net cash proceeds from one or more Public Equity Offerings (as defined), at various redemption prices, plus, accumulated and unpaid dividends to the redemption date; provided, however, that after any such redemption there is outstanding at least 75% of the number of shares of New Preferred Stock originally issued.

     The Company is required, subject to certain conditions, to redeem all of the New Preferred Stock outstanding on February 15, 2008, at a redemption price equal to 100% of the then effective liquidation preference thereof, plus, accumulated and unpaid dividends to the date of redemption. Upon the occurrence of a change of control (as defined), the Company will offer to purchase all of the then outstanding shares of New Preferred Stock at a price equal to 101% of the then effective liquidation preference thereof, plus, accumulated and unpaid dividends to the date of purchase. Subject to certain conditions, the New Preferred Stock is exchangeable in whole, but not in part, at the option of the Company, on any dividend payment date for the Company's 12-1/4% Subordinated Exchange Debentures due 2008.

     In addition to the accrued dividends discussed above, the recorded value of the New Preferred Stock includes an amount for the accretion of the difference between the Old Preferred Stock's fair value at date of issuance and the New Preferred Stock's mandatory redemption amount, calculated using the effective interest method.

     Immediately prior to the IPO, Chancellor effected a recapitalization of its current capital stock. Pursuant to the recapitalization, each six shares of Chancellor's Nonvoting Stock were reclassified into one share of Class A Common Stock. Each six shares of Chancellor's Voting Stock were reclassified into one share of its Class B Common Stock, $.01 par value ("Class B Common Stock"), and each six shares of Convertible Nonvoting Stock were reclassified into one share of its Class C Common Stock, $.01 par value ("Class C Common Stock"). In connection with the recapitalization, 63,333 shares of Class A Common Stock were exchanged for an equal number of shares of Class B Common Stock, and an additional 8,483,078 shares of Class A Common Stock were exchanged for an equal number of shares of Class C Common Stock. The recapitalization has been given retroactive effect in the financial statements.

     In June 1996, the holders of the Class C Common Stock filed an application with the FCC to convert the stock into Chancellor's Class B Common Stock. This conversion was subject to FCC approval, as it resulted in a change of control, and was approved by the FCC and subsequently consummated on October 22, 1996.

5.   EMPLOYEE STOCK OPTION PLAN

     On February 9, 1996, Chancellor's Board of Directors adopted a stock award plan for the Company's management, employees and non-employee directors providing for the grant of options and stock awards for up to 5% of Chancellor's Common Stock (on a fully-diluted basis). During 1996, the Board of Directors has granted options to purchase a total of 725,750 shares of Class A Common Stock with various exercise prices equal to the fair market value of the stock on the respective dates of grant.

6.   INCOME TAXES

     Income tax expense differs from the amount computed by applying the federal statutory income tax rate of 34% to loss before income taxes and dividends and accretion on preferred stock of subsidiary for the following reasons:

                CHANCELLOR BROADCASTING COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                                                   THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                   -------------------------------    ------------------------------
                                                         1995         1996                 1995           1996
                                                      ---------     --------           -----------     ----------
    U.S. federal income tax at statutory rate. . .    $(124,315)    $979,867           $(2,200,032)    $ (208,660)
    State income taxes, net of federal benefit . .      (21,938)     172,918              (388,241)       (36,822)
    Valuation allowance provided for loss
       carryforward generated during
       the current period. . . . . . . . . . . . .      699,989     (677,785)            5,146,565      2,071,843
    Reconciliation of return to estimate . . . . .       71,510           --                71,510             --
    Other. . . . . . . . . . . . . . . . . . . . .      119,042      125,000               199,044        375,000
                                                      ---------     --------           -----------     ----------
                                                      $ 744,288     $600,000           $ 2,828,846     $2,201,361
                                                      ---------     --------           -----------     ----------
                                                      ---------     --------           -----------     ----------

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

           CHANCELLOR RADIO BROADCASTING COMPANY AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                                                          DECEMBER 31,    SEPTEMBER 30,
                                                                              1995            1996
                                                                          ------------    ------------
                                                ASSETS
Current assets:
 Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  1,314,214    $  5,111,562
 Accounts receivable, net of allowance for doubtful accounts
  of $263,528 and $816,273, respectively. . . . . . . . . . . . . . . .     13,243,292      42,172,355
 Prepaid expenses and other . . . . . . . . . . . . . . . . . . . . . .        546,405       1,954,575
                                                                          ------------    ------------
   Total current assets . . . . . . . . . . . . . . . . . . . . . . . .     15,103,911      49,238,492
Restricted cash . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --      20,000,000
Property and equipment, net . . . . . . . . . . . . . . . . . . . . . .     17,925,845      49,081,835
Intangibles and other, net. . . . . . . . . . . . . . . . . . . . . . .    203,808,395     569,497,264
Deferred financing costs, net . . . . . . . . . . . . . . . . . . . . .      4,284,413      17,366,400
                                                                          ------------    ------------
   Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $241,122,564    $705,183,991
                                                                          ------------    ------------
                                                                          ------------    ------------

                                 LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
 Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  1,873,888    $  3,240,120
 Accrued liabilities  . . . . . . . . . . . . . . . . . . . . . . . . .      4,692,948      10,938,346
 Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,710,891         309,017
 Current portion of long-term debt  . . . . . . . . . . . . . . . . . .      4,062,500         400,000
                                                                          ------------    ------------
   Total current liabilities  . . . . . . . . . . . . . . . . . . . . .     13,340,227      14,887,483
Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    168,107,242     364,707,969
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . .      4,952,361      19,036,384
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --         821,153
                                                                          ------------    ------------
   Total liabilities  . . . . . . . . . . . . . . . . . . . . . . . . .    186,399,830     399,452,989
                                                                          ------------    ------------
Redeemable Senior Cumulative Exchangeable Preferred Stock,
 par value $.01 per share; 1,000,000 shares authorized, issued
 and outstanding; preference in liquidation of $104,815,994 . . . . . .             --     103,852,579
Common stockholder's equity:
 Common stock, par value $.01 per share, 1,000 shares
  authorized, issued and outstanding. . . . . . . . . . . . . . . . . .             10              10
 Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . .     66,359,990     221,939,935
 Accumulated deficit  . . . . . . . . . . . . . . . . . . . . . . . . .    (11,637,266)    (20,061,522)
                                                                          ------------    ------------
   Total common stockholder's equity  . . . . . . . . . . . . . . . . .     54,722,734     201,878,423
                                                                          ------------    ------------
   Total liabilities and stockholder's equity . . . . . . . . . . . . .   $241,122,564    $705,183,991
                                                                          ------------    ------------
                                                                          ------------    ------------


   The accompanying notes are an integral part of the financial statements.

             CHANCELLOR RADIO BROADCASTING COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                 THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                 --------------------------------   -------------------------------

                                                       1995            1996            1995           1996
                                                   -----------     -----------     -----------    ------------
Gross broadcasting revenues. . . . . . . . .       $19,515,762     $59,994,400     $54,596,491    $139,842,841
Less agency commissions  . . . . . . . . . .         2,406,254       7,223,986       6,675,879      17,004,520
                                                   -----------     -----------     -----------    ------------
    Net revenues . . . . . . . . . . . . . .        17,109,508      52,770,414      47,920,612     122,838,321
                                                   -----------     -----------     -----------    ------------
Operating expenses:
  Programming, technical and news  . . . . .         3,036,246      14,031,128       8,852,738      27,040,895
  Sales and promotion  . . . . . . . . . . .         4,260,413      12,235,546      12,991,570      31,545,504
  General and administrative . . . . . . . .         2,029,870       5,930,066       6,275,387      16,335,444
  Depreciation and amortization  . . . . . .         2,240,302       6,636,000       6,708,382      17,703,939
  Corporate expenses . . . . . . . . . . . .           435,334       1,538,183       1,291,778       3,377,389
  Stock option compensation  . . . . . . . .           950,000         950,000       5,410,000       2,850,000
                                                   -----------     -----------     -----------    ------------
                                                    12,952,165      41,320,923      41,529,855      98,853,171
                                                   -----------     -----------     -----------    ------------
    Income from operations . . . . . . . . .         4,157,343      11,449,491       6,390,757      23,985,150
Other expense:
  Interest expense . . . . . . . . . . . . .         4,492,057       8,535,341      12,780,304      24,468,693
  Other, net . . . . . . . . . . . . . . . .            30,919          32,188          81,135         130,164
                                                   -----------     -----------     -----------    ------------
    Income (loss) before provision for
     income taxes and extraordinary
     loss  . . . . . . . . . . . . . . . . .          (365,633)      2,881,962      (6,470,682)       (613,707)
Provision for income taxes . . . . . . . . .           744,288         600,000       2,828,846       2,201,361
                                                   -----------     -----------     -----------    ------------
    Net income (loss) before
     extraordinary loss  . . . . . . . . . .        (1,109,921)      2,281,962      (9,299,528)     (2,815,068)
Extraordinary loss on early
 extinguishment of debt  . . . . . . . . . .                --         963,267              --       5,609,188
                                                   -----------     -----------     -----------    ------------
    Net income (loss)  . . . . . . . . . . .        (1,109,921)      1,318,695      (9,299,528)     (8,424,256)
Dividends and accretion on preferred stock .                --       3,343,766              --       8,187,104
Loss on repurchase of preferred stock  . . .                --              --              --      16,570,065
                                                   -----------     -----------     -----------    ------------
    Net loss attributable to common stock  .       $(1,109,921)    $(2,025,071)    $(9,299,528)   $(33,181,425)
                                                   -----------     -----------     -----------    ------------
                                                   -----------     -----------     -----------    ------------


       The accompanying notes are an integral part of the financial statements.

             CHANCELLOR RADIO BROADCASTING COMPANY AND SUBSIDIARIES

       CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDER'S EQUITY

                                             COMMON STOCK     ADDITIONAL
                                           ---------------     PAID-IN        ACCUMULATED
                                           SHARES   AMOUNT     CAPITAL          DEFICIT          TOTAL
                                           ------   ------   ------------    ------------    ------------
Balance, January 1, 1995 . . . . . . .      2,000    $ 20    $ 59,999,980    $   (105,970)   $ 59,894,030
Capital contributions  . . . . . . . .         --      --       6,360,000              --       6,360,000
Contribution of stock held
 by affiliate of Hicks, Muse,
 Tate & Furst  . . . . . . . . . . . .     (1,000)    (10)             10              --              --
Net loss   . . . . . . . . . . . . . .         --      --              --     (11,531,296)    (11,531,296)
                                           ------    ----    ------------    ------------    ------------
Balance, December 31, 1995 . . . . . .      1,000      10      66,359,990     (11,637,266)     54,722,734
Loss on repurchase of preferred
 stock . . . . . . . . . . . . . . . .         --      --     (16,570,065)             --     (16,570,065)
Dividends and accretion on preferred
 stock . . . . . . . . . . . . . . . .         --      --      (8,187,104)             --      (8,187,104)
Capital contributions  . . . . . . . .         --      --     180,337,114              --     180,337,114
Net loss   . . . . . . . . . . . . . .         --      --              --      (8,424,256)     (8,424,256)
                                           ------    ----    ------------    ------------    ------------
Balance, September 30, 1996  . . . . .      1,000    $ 10    $221,939,935    $(20,061,522)   $201,878,423
                                           ------    ----    ------------    ------------    ------------
                                           ------    ----    ------------    ------------    ------------


        The accompanying notes are an integral part of the financial statements.

                CHANCELLOR RADIO BROADCASTING COMPANY AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                                    -------------------------------
                                                                                          1995            1996
                                                                                    -------------    --------------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ (9,299,528)   $ (8,424,256)
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . . .        6,708,382      17,703,939
    Provision for doubtful accounts  . . . . . . . . . . . . . . . . . . . . . .          211,124         315,483
    Stock option compensation  . . . . . . . . . . . . . . . . . . . . . . . . .        5,410,000       2,850,000
    Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,817,768       2,139,361
    Extraordinary loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               --       5,609,188
    Changes in assets and liabilities, net of the effects of acquired businesses:
      Accounts receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . .       (2,847,664)     (9,278,829)
      Prepaids and other . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (469,570)       (533,086)
      Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (1,050,787)        259,801
      Accrued liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,096,599       2,077,604
      Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,003,083      (2,401,874)
                                                                                     ------------    ------------
         Net cash provided by operating activities . . . . . . . . . . . . . . .        5,579,407      10,317,331
                                                                                     ------------    ------------
Cash flows from investing activities:
  Purchases of broadcasting properties . . . . . . . . . . . . . . . . . . . . .      (23,070,804)   (433,144,911)
  Purchases of other property and equipment  . . . . . . . . . . . . . . . . . .       (1,173,387)     (2,116,978)
                                                                                     ------------    ------------
         Net cash used in investing activities . . . . . . . . . . . . . . . . .      (24,244,191)   (435,261,889)
                                                                                     ------------    ------------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt . . . . . . . . . . . . . . . . . . .               --     277,627,630
  Proceeds from borrowings under revolving debt facility . . . . . . . . . . . .       42,943,940      92,586,362
  Repayments of long-term debt . . . . . . . . . . . . . . . . . . . . . . . . .       (1,625,000)   (109,716,233)
  Repayments of borrowings under revolving debt facility . . . . . . . . . . . .      (22,916,160)    (88,338,256)
  Issuance of preferred stock  . . . . . . . . . . . . . . . . . . . . . . . . .               --     175,412,322
  Repurchase of preferred stock  . . . . . . . . . . . . . . . . . . . . . . . .               --     (95,462,423)
  Additional capital contributions . . . . . . . . . . . . . . . . . . . . . . .               --     178,176,193
  Distribution of additional paid in capital . . . . . . . . . . . . . . . . . .               --      (1,038,134)
  Payment of preferred stock dividends . . . . . . . . . . . . . . . . . . . . .               --        (505,555)
                                                                                     ------------    ------------
         Net cash provided by financing activities . . . . . . . . . . . . . . .       18,402,780     428,741,906
                                                                                     ------------    ------------
         Net increase (decrease) in cash . . . . . . . . . . . . . . . . . . . .         (262,004)      3,797,348
Cash, at beginning of period . . . . . . . . . . . . . . . . . . . . . . . . . .        1,516,808       1,314,214
                                                                                     ------------    ------------
Cash, at end of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  1,254,804    $  5,111,562
                                                                                     ------------    ------------
                                                                                     ------------    ------------


       The accompanying notes are an integral part of the financial statements.

                CHANCELLOR RADIO BROADCASTING COMPANY AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements of Chancellor Radio Broadcasting Company ("Chancellor Radio Broadcasting") and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. Chancellor Radio Broadcasting is a wholly owned subsidiary of Chancellor Broadcasting Company ("Chancellor").

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

   Simultaneously with the acquisition of Trefoil, the Company entered into a joint sales agreement with Evergreen Media Corporation for the outsourcing of certain limited functions of WWWW-FM and WDFN-AM, both Detroit stations, and an option to purchase such stations for $30.0 million of cash. Subsequent to the acquisition of Trefoil, KTBZ-FM, a Houston station acquired from Trefoil, was operated by Secret Communications, L.P. ("Secret") under a Local Marketing Agreement ("LMA")/Exchange Agreement with Chancellor. In March of 1996, the Company entered into an agreement to exchange KTBZ-FM and $5.6 million of cash to Secret for KALC-FM and KIMN-FM, Denver, Colorado. The Company began managing certain limited functions of these stations, pursuant to an LMA, effective April 1, 1996 and closed on the exchange of the stations effective July 31, 1996. The exchange has been accounted for using the book values of the assets exchanged plus the $5.6 million of additional cash and $0.8 million of additional acquisition costs, and was allocated to the net assets acquired based upon their estimated fair market values. The excess of the purchase price over the estimated fair value of net assets acquired amounted to approximately $28.7 million, which has been accounted for as goodwill and is being amortized over 40 years using the straight line method. This allocation was based on preliminary estimates and may be revised at a later date.

   The exchange is summarized as follows (in thousands):
    Assets acquired and liabilities assumed:
      Property and equipment . . . . . . . . . . . . .   $ 2,363
      Goodwill and other intangibles . . . . . . . . .    28,657
      Prepaid expenses and other assets. . . . . . . .       163
      Accrued liabilities. . . . . . . . . . . . . . .      (138)
                                                         -------
        Total acquisition. . . . . . . . . . . . . . .   $31,045
                                                         -------
                                                         -------

   On May 15, 1996, the Company entered into an agreement to acquire substantially all the assets and certain liabilities of OmniAmerica Group ("Omni") for an aggregate price of $178.0 million, including $163.0 million of cash and $15.0 million of Chancellor's Class A Common Stock. Liabilities assumed will be limited to certain ongoing contractual rights and obligations. Pursuant to the acquisition agreement, the Company has provided an irrevocable letter of credit in the amount of $10.0 million which it will be required to pay to Omni in the event the Company is in material breach of its obligations under the acquisition agreement and Omni chooses not to complete the acquisition in

            CHANCELLOR RADIO BROADCASTING COMPANY AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

accordance with the terms of the agreement, absent regulatory impediments or other circumstances specified in the agreement.

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

   On August 24, 1996, the Company entered into an agreement to acquire substantially all the assets and certain liabilities of Colfax Communications ("Colfax") for an aggregate price of $365.0 million plus working capital. Liabilities assumed will be limited to certain ongoing contractual rights and obligations. Pursuant to the acquisition agreement, the Company has deposited $20.0 million of cash in a restricted escrow account to be remitted to Colfax at closing.

   The following summarizes the unaudited consolidated historical and pro forma data for the nine months ended September 30, 1995 and 1996, as though the Company's acquisitions of KDWB-FM and Trefoil, and the exchange of KTBZ-FM for KIMN-FM and KALC-FM, had occurred as of the beginning of 1995 (in thousands):

                                            NINE MONTHS ENDED        NINE MONTHS ENDED
                                            SEPTEMBER 30, 1995       SEPTEMBER 30, 1996
                                          ----------------------   ---------------------
                                          HISTORICAL   PRO FORMA   HISTORICAL  PRO FORMA
                                          ----------   ---------   ----------  ---------
    Net revenues . . . . . . . . . . . . .  $47,921    $116,232     $122,838   $129,576
    Net loss before extraordinary loss . .   (9,300)    (13,114)      (2,815)    (1,065)
    Net loss . . . . . . . . . . . . . . .   (9,300)    (13,114)      (8,424)    (1,065)

3.  LONG-TERM DEBT

   The Company's $70.0 million term loan facility and $35.0 million revolving loan facility were refinanced on February 14, 1996, in conjunction with the acquisition of Trefoil under a new bank credit agreement (the "New Credit Agreement") with Bankers Trust Company, as administrative agent, and other institutions party thereto. In connection with the refinancing of the term loan and revolving loan facility, the Company incurred an extraordinary charge to write-off deferred finance costs of approximately $1.8 million. The New Credit Agreement originally included a $60.0 million term loan facility (the "A Term Loan Facility"), a $35.0 million term loan facility (the "B Term Loan Facility" and , together with the A Term Loan Facility, the "Term Loans") and a $40.0 million revolving loan facility (the "Revolving Loan Facility" and, together with the Term Loans, the "New Bank Financing"). The Revolving Loan Facility was increased to $55.0 million in August 1996 in conjunction with the Company's $18.7 million prepayment of its A Term Loan Facility. The Company realized an extraordinary loss on early extinguishment of debt of $1.0 million related to this prepayment.

   The New Bank Financing is collateralized by (i) a first priority perfected pledge of all capital stock and notes owned by Chancellor and its subsidiaries and (ii) a first priority perfected security interest in all other assets (including receivables, contracts, contract rights, securities, patents, trademarks, other intellectual property, inventory, equipment and real estate) owned by Chancellor and its subsidiaries, excluding FCC licenses, leasehold interests in studio or office space and certain leasehold and partnership interests in tower or transmitter sites. The A and B Term Loan Facilities were originally due in increasing quarterly installments beginning in 1996 and mature in August 2002 and 2003, respectively. As a result of the partial prepayment of the A Term Loan Facility, it is now due in increasing quarterly

            CHANCELLOR RADIO BROADCASTING COMPANY AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

installments beginning in 1999. All outstanding borrowings under the Revolving Loan Facility mature in August 2002. The facilities bear interest, at the option of the Company, at rates based upon the prime rate of Bankers Trust Company, as announced from time to time, or the London Inter-Bank Offered Rate ("LIBOR") in effect from time to time, plus an applicable margin rate. The Company pays quarterly commitment fees in arrears equal to .5% per annum on the unused portion of the Revolving Loan Facility. As of September 30, 1996, the New Bank Financing facilities accrued interest at prime rate plus 1.25% (9.50%) on $15.0 million of borrowings and LIBOR rate plus 2.50% (8.00%) and 2.75% (8.19%) on $55.3 million and $34.9 million of borrowings, respectively.

   In connection with the IPO (defined), the Company redeemed 25% of its Existing Notes (defined) for approximately $22.2 million. The redemption was completed in March 1996 and resulted in an extraordinary charge of $2.8 million. The remaining $60 million 12-1/2% Senior Subordinated Notes due 2004 (the "Existing Notes") mature October 1, 2004, and bear interest at 12.5% per annum. On February 14, 1996, in conjunction with the acquisition of Trefoil Communications, Inc., the Company issued $200 million aggregate principal amount of 9-3/8% Senior Subordinated Notes due 2004 (the "New Notes" and, together with the Existing Notes, the "Notes"), which mature on October 1, 2004, and bear interest at 9.375% per annum. Interest on the Notes is paid semi-annually. The Existing and New Notes are redeemable, in whole or in part, at the option of the Company on or after October 1, 1999 and February 1, 2000, respectively. In addition, prior to January 31, 1999, the company may redeem up to 25% of the original aggregate principal amount of the New Notes with the net proceeds of one or more public equity offerings. The Notes are unsecured obligations of the Company, ranking subordinate in right of payment to all senior debt of the Company. The New Notes rank PARI PASSU in right of payment to the Existing Notes. The Notes are guaranteed on a senior subordinated basis by the Company's subsidiaries.

   Both the Bank Financing and Notes indenture contain certain covenants, including, among others, limitations on the incurrence of additional debt, in the case of the Bank Financing; requirements to maintain certain financial ratios; and restrictions on the payment of dividends.

4.  CAPITAL STRUCTURE

   In February 1996, Chancellor sold 7.7 million shares of its Class A Common Stock, par value $.01 per share (the "Class A Common Stock"), in an initial public offering (the "IPO"), which generated net proceeds of $142.4 million, and in a private placement, issued $100.0 million of exchangeable redeemable preferred stock (the "Acquisition Preferred Stock") of Chancellor Radio Broadcasting Company and 742,192 shares of Class A common stock of Chancellor to an affiliated entity and other investors.

   In February 1996, subsequent to the IPO, the Company commenced a private placement of $100.0 million of newly authorized 12-1/4% Senior Cumulative Exchangeable Preferred Stock (the "Old Preferred Stock"). Upon completion, the proceeds of the Old Preferred Stock were used to redeem the Acquisition Preferred Stock and repurchase 55,664 shares of Class A common stock. The redemption resulted in a charge to net loss applicable to common stock of approximately $16.6 million.

   In August 1996 pursuant to an agreement entered into at the time of the IPO, Chancellor sold 1.2 million shares of Class A Common Stock in a private placement to an affiliated entity, which generated proceeds of $23.0 million.

   In September 1996, the Company completed an exchange offering whereby it exchanged the Old Preferred Stock for 1,000,000 shares of 12-1/4% Series A Senior Cumulative Exchangeable Preferred Stock (the "New Preferred Stock") in a transaction registered under the Securities Act of 1933, as amended. The terms of the New Preferred Stock are substantially identical to those of the Old Preferred Stock. Dividends on the New Preferred Stock accrue from its date of issuance and are payable quarterly commencing November 15, 1996, at a rate per annum of 12-1/4% of the then effective liquidation preference per share. Dividends may be paid, at the Company's option, on any dividend payment date occurring on or prior to February 15, 2001 either in cash or by adding such dividends to the then effective liquidation preference of the New Preferred Stock. The initial liquidation preference per share of New Preferred Stock will be the liquidation preference per share of Old Preferred Stock on the date of exchange therefor. The New Preferred Stock is redeemable at the Company's option, in whole or in part at any time on or after February 15, 2001, at various redemption prices, plus, accumulated and unpaid dividends to the date of redemption. In addition, prior to February 15,

            CHANCELLOR RADIO BROADCASTING COMPANY AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

1999, the Company may, at its option, redeem the New Preferred Stock with the net cash proceeds from one or more Public Equity Offerings (as defined), at various redemption prices, plus, accumulated and unpaid dividends to the redemption date; provided, however, that after any such redemption there is outstanding at least 75% of the number of shares of New Preferred Stock originally issued.

   The Company is required, subject to certain conditions, to redeem all of the New Preferred Stock outstanding on February 15, 2008, at a redemption price equal to 100% of the then effective liquidation preference thereof, plus, accumulated and unpaid dividends to the date of redemption. Upon the occurrence of a change of control (as defined), the Company will offer to purchase all of the then outstanding shares of New Preferred Stock at a price equal to 101% of the then effective liquidation preference thereof, plus, accumulated and unpaid dividends to the date of purchase. Subject to certain conditions, the New Preferred Stock is exchangeable in whole, but not in part, at the option of the Company, on any dividend payment date for the Company's 12-1/4% Subordinated Exchange Debentures due 2008.

   In addition to the accrued dividends discussed above, the recorded value of the New Preferred Stock includes an amount for the accretion of the difference between the Old Preferred Stock's fair value at date of issuance and the New Preferred Stock's mandatory redemption amount, calculated using the effective interest method.

   In June 1996, the holders of Chancellor's Class C Common Stock filed an application with the FCC to convert the stock into Chancellor's Class B Common Stock. This conversion was subject to FCC approval, as it resulted in a change of control, and was approved by the FCC and subsequently consummated on October 22, 1996.

5.  EMPLOYEE STOCK OPTION PLAN

   On February 9, 1996, Chancellor's Board of Directors adopted a stock award plan for the Company's management, employees and non-employee directors providing for the grant of options and stock awards for up to 5% of Chancellor's Common Stock (on a fully-diluted basis). During 1996, the Board of Directors has granted options to purchase a total of 725,750 shares of Class A Common Stock with various exercise prices equal to the fair market value of the stock on the respective dates of grant.

6.  INCOME TAXES

   Income tax expense differs from the amount computed by applying the federal statutory income tax rate of 34% to loss before income taxes for the following reasons:

                                                        THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                        --------------------------------    ------------------------------
                                                           1995                   1996         1995                1996
                                                        ---------              ---------    -----------         ----------
    U.S. federal income tax at statutory rate . . . .   $(124,315)             $ 979,867    $(2,200,032)        $ (208,660)
    State income taxes, net of federal benefit  . . .     (21,938)               172,918       (388,241)           (36,822)
    Valuation allowance provided for loss
    carryforward generated during
    the current period  . . . . . . . . . . . . . . .     699,989               (677,785)     5,146,565          2,071,843
    Reconciliation of return to estimate  . . . . . .      71,510                     --         71,510                 --
    Other . . . . . . . . . . . . . . . . . . . . . .     119,042                125,000        199,044            375,000
                                                        ---------              ---------    -----------         ----------
                                                        $ 744,288              $ 600,000    $ 2,828,846         $2,201,361
                                                        ---------              ---------    -----------         ----------
                                                        ---------              ---------    -----------         ----------

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

7.  RELATED PARTY TRANSACTION

   Effective April 1, 1996, Chancellor and the Company entered into a revised financial monitoring and oversight agreement with Hicks Muse & Co. Partners, L.P. and HM2/Management Partners, L.P., each of which is an affiliate

            CHANCELLOR RADIO BROADCASTING COMPANY AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

   The following discussion and analysis of results of operations and financial condition of the Company should be read in conjunction with the consolidated financial statements and related notes thereto of the Company included elsewhere in this document. Periodically, the Company makes forward looking statements that are not historical facts. Actual results may differ materially from those projected in the forward looking statements. These forward looking statements involve risks and uncertainties, including but not limited to, the following: business conditions and growth in the radio broadcasting industry and general economy; competitive factors; that interest rates may increase rather than remain stable or decrease; that one or more of the Company's broadcasting licenses may not be renewed; that pending acquisitions and dispositions may not be approved by the Federal Communications Commission ("FCC"), the Federal Trade Commission ("FTC") or the U.S. Department of Justice, Antitrust Division (the "DOJ" and, together with the FTC, the "Antitrust Agencies"); and the risk factors listed from time to time in documents filed by the Company with the Securities and Exchange Commission.

   The Company has grown largely through acquisitions, as well as through internally generated growth. Upon completion of its pending acquisition, exchange and sales agreements, the Company will own and operate 53 radio stations serving the following top 40 markets: New York, New York; Los Angeles, California; San Francisco, California; Washington, District of Columbia; Atlanta, Georgia; Riverside-San Bernardino, California; Minneapolis-St. Paul, Minnesota; Nassau-Suffolk (Long Island), New York; Phoenix, Arizona; Pittsburgh, Pennsylvania; Denver, Colorado; Cincinnati, Ohio; Sacramento, California; Milwaukee, Wisconsin and Orlando, Florida. See the "Acquisition" note to the financial statements for a more detailed description of the pending agreements.

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

   For ease of comprehension, the following table and analysis presents and discusses the combined historical net revenues, operating expenses and broadcast cash flow for the three and nine months ended September 30, 1995 and 1996 of the Company and Shamrock Broadcasting, and the following where not already included in the Company's results of operations per the terms of the respective operating agreements: 1) Midcontinent Radio of Minnesota Inc. related to radio station KDWB-FM, 2) Secret related to radio stations KIMN-FM and KALC-FM, 3) Omni related to radio stations WXXL-FM, WOMX-FM and WJHM-FM,
4) SFX and Liberty Broadcasting Inc. related to radio stations WBAB-FM, WGBB-AM, WBLI-FM and WHFM-FM and 5) American Radio related to KSTE-AM. Results related to the Company's Detroit and Houston stations are limited to those revenues and expenses attributable to the Company per the terms of the LMA agreements in 1996. No data for these stations prior to the LMA agreements in February 1996 or for 1995 have been included. This combined "same station basis" information is presented in a manner similar to a "pooling of interests"; however, it is not in accordance with GAAP which does not allow for the aggregation of financial data for entities which are not under common management and control. Nevertheless, management believes the financial information shown below is helpful in understanding past and current operations of the Company's stations. In the following information, the KDWB-FM LMA fee of $90,000 and $540,000, paid by the Company to Midcontinent Radio of Minnesota Inc. in 1995, for the three and nine months ended September 30, 1995, respectively, and the Omni and SFX LMA fees of $2.0 million and $1.1 million paid by the Company to Omni and SFX, respectively, for the three months ended September 30, 1996, have been eliminated from net revenues and operating expenses:

                           THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                           -------------------------------    ------------------------------
                                 1995           1996                1995           1996
                             -----------    -----------        ------------    ------------
   Net revenues              $47,691,024    $51,525,034        $135,835,908    $144,422,561
   Operating expenses         30,026,545     27,833,477          93,860,888      88,350,802
                             -----------    -----------        ------------    ------------
    Broadcast cash flow      $17,664,479    $23,691,557        $ 41,975,020    $ 56,071,759
                             -----------    -----------        ------------    ------------
                             -----------    -----------        ------------    ------------

                                      19

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

RESULTS OF OPERATIONS

 THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

   Net revenues increased 208.4% to $52.8 million for the three months ended September 30, 1996 from $17.1 million for the same period in 1995. The majority of this increase was due to the acquisition of Shamrock Broadcasting and KIMN-FM and KALC-FM, and the various operating agreements with Omni, Secret, SFX and American Radio. On a same station basis, net revenues increased 8.0% to $51.5 million for the third quarter of 1996 from $47.7 million for the third quarter of 1995.

   Station operating expenses increased 245.1% to $32.2 million for the quarter ended September 30, 1996 from $9.3 million for the quarter ended September 30, 1995. The majority of this increase was due to the acquisition of Shamrock Broadcasting and KIMN-FM and KALC-FM, and the various operating agreements with Omni, Secret, SFX and American Radio. On a same station basis, station operating expenses decreased 7.3% to $27.8 million for the three months ended September 30, 1996 from $30.0 million over the same period of 1995.

   Depreciation and amortization increased 196.2% to $6.6 million for the third quarter of 1996 from $2.2 million for the same period in the prior year. Corporate expenses increased 253.3% to $1.5 million for the third quarter of 1996 from approximately $435,000 for the same period in 1995, as a result of additional personnel and overhead costs associated with the acquisition of Shamrock Broadcasting and KIMN-FM and KALC-FM, and the various operating agreements with Omni, Secret, SFX and American Radio. Interest expense increased 90.0% to $8.5 million from $4.5 million for the same period. These increases were primarily attributable to the acquisition of Shamrock Broadcasting and the resulting change in capital structure from its financing. During the third quarter of 1996, the Company incurred an extraordinary loss on early extinguishment of debt of $1.0 million as a result of the partial prepayment of its A Term Loan Facility. See the discussion of "Liquidity and Capital Resources" below.

   During the second quarter of 1995, the Company developed an estimate of the fair value of its outstanding stock options in the amount of $19.0 million. Based upon this estimate and the applicable vesting periods, the Company recognized $5.4 million of non-cash stock option compensation expense, with the remaining amount to be amortized over an approximate four year period. During the third quarter of 1996, the Company recognized non-cash stock option compensation expense of $950,000 and non-cash charges for dividends and accretion on the preferred stock of its subsidiary of $3.3 million.

   As a result of the foregoing, income from operations for the third quarter of 1996 was $11.4 million compared to $4.2 million for the same period in 1995. Chancellor Broadcasting Company had a net loss of $2.0 million compared with a net loss of $1.1 million for the third quarter of the prior year.

   On a same station basis, broadcast cash flow increased 34.1% to $23.7 million for the three months ended September 30, 1996, from $17.7 million over the comparable 1995 period. Same station broadcast cash flow as a percentage of net revenues increased to 46.0% for 1996 from 37.0% for 1995.

 NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

   Net revenues increased 156.3% to $122.8 million for the nine months ended September 30, 1996 from $47.9 million over the same period in 1995. The majority of this increase was due to the acquisition of Shamrock Broadcasting and KIMN-FM and KALC-FM, and the various operating agreements with Omni, Secret, SFX and American Radio. On a same station basis, net revenues increased 6.3% to $144.4 million for the first nine months of 1996 from $135.8 million over the first nine months of 1995.

   Station operating expenses increased 166.4% to $74.9 million for the nine months ended September 30, 1996 from $28.1 million for the same period in 1995. The majority of this increase was due to the acquisition of Shamrock Broadcasting and KIMN-FM and KALC-FM, and the various operating agreements with Omni, Secret, SFX and American Radio. On a same station basis, station operating expenses decreased 5.9% to $88.4 million for the nine months ended September 30, 1996 from $93.9 million for the same period in 1995.

   Depreciation and amortization increased 163.9% to $17.7 million for the first nine months of 1996 from $6.7 million over the same period in the prior year. Corporate expenses increased 161.5% to $3.4 million for the first nine months of 1996 from $1.3 million over the same period in 1995, as a result of additional personnel and overhead costs associated with the acquisition of Shamrock Broadcasting and KIMN-FM and KALC-FM, and the various operating agreements with Omni, Secret, SFX and American Radio. Interest expense increased 91.5% to $24.5 million from $12.8 million for the same period. These increases, and the extraordinary loss on early extinguishment of debt of $5.6 million, were primarily attributable to the acquisition of Shamrock Broadcasting and the resulting change in capital structure from its financing. See the discussion of "Liquidity and Capital Resources" below.

   During the second quarter of 1995, the Company developed an estimate of the fair value of its outstanding stock options in the amount of $19.0 million. Based upon this estimate and the applicable vesting periods, the Company recognized $5.4 million of non-cash stock option compensation expense during the first nine months of 1995, with the remaining amount to be amortized over an approximate four year period. During the first nine months of 1996, the Company recognized non-cash stock option compensation expense of $2.9 million, a one-time loss of $16.6 million on the repurchase of preferred stock of its subsidiary and incurred non-cash charges for dividends and accretion on the repurchased and newly issued preferred stock of its subsidiary of $8.2 million.

   As a result of the foregoing, income from operations for the first nine months of 1996 was $24.0 million compared to $6.4 million for the same period in 1995. Chancellor Broadcasting Company had a net loss of $16.6 million compared with a net loss of $9.3 million for the first nine months of the prior year.

   On a same station basis, broadcast cash flow increased 33.6% to $56.1 million for the nine months ended September 30, 1996, from $42.0 million over the comparable 1995 period. Same station broadcast cash flow as a percentage of net revenues increased to 38.8% for 1996 from 30.9% for 1995.

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

   Hicks, Muse, Tate & Furst Equity Fund II, L.P. ("HM Fund II") had advised the Company that on or before September 30, 1996, it would sell all of its capital stock in an affiliate or cause such affiliate to sell all or substantially all of its assets (which consist primarily of eight radio broadcast stations), and that it would invest the net proceeds of such sale in Class A Common Stock of Chancellor. On August 9, 1996, the Company sold 1,185,521 shares of Chancellor's Class A Common Stock to an affiliate of HM Fund II for cash proceeds of $23.0 million, pursuant to this agreement made at the time of Chancellor's IPO. Pursuant to its bank credit agreement, the Company used a portion of these proceeds to prepay a portion of its A Term Loan Facility.

   On May 15, 1996, the Company entered into an agreement to acquire substantially all the assets and certain liabilities of Omni. Pursuant to the acquisition agreement, the Company has provided an irrevocable letter of credit in the amount of $10.0 million which it will be required to pay to Omni in the event the Company is in material breach of its obligations under the acquisition agreement and Omni chooses not to complete the acquisition in accordance with the terms of the agreement, absent regulatory impediments or other circumstances specified in the agreement. This letter of credit resulted in a corresponding decrease in the Company's availability under its Revolving Loan Facility.

   On August 24, 1996, the Company entered into an agreement to acquire substantially all the assets and certain liabilities of Colfax. Pursuant to the acquisition agreement, the Company has deposited $20.0 million of cash in a restricted escrow account to be remitted to Colfax at closing or, in certain circumstances, if the Company does not complete the acquisition, absent regulatory impediments or other circumstances specified in the agreement.

   In conjunction with the A Term Loan Facility prepayment, the Company arranged for an increase in its Revolving Loan Facility from $40.0 million to $55.0 million. Management believes that cash from operating activities and available revolving credit borrowings under its bank credit agreement should be sufficient to permit the Company to meet its financial obligations and fund its operations, exclusive of the pending acquisitions.

   The Company anticipates that it will consummate all of its pending acquisition, exchange and disposition agreements by early 1997. However, the closing of each of the transactions is subject to FCC and the Antitrust Agencies approval and certain closing conditions, certain of which are beyond the Company's control, and there can be no assurance as to when such transactions will be completed or that they will be completed on the terms described herein, or at all. The Company intends to fund the cash portion of its pending acquisitions with the proceeds from the sale of the Detroit stations, cash flow from operations, financing under its current credit agreement, new bank financing and new equity. There can be no assurance regarding the availability of cash flow from operations or that bank financing or equity will be available to the Company on commercially acceptable terms, if at all.

                              PART II  OTHER INFORMATION
ITEM 2.   CHANGES IN SECURITIES

     On February 14, 1996, Chancellor consummated the IPO of its Class A Common Stock. In connection with such offering, Chancellor reclassified its previously outstanding capital stock immediately prior to the IPO. Pursuant to such reclassification, Chancellor's Non-Voting Stock, Voting Stock and Convertible Non-Voting Stock were reclassified into its Class A Common Stock, Class B Common Stock, and Class C Common Stock, respectively, on a six-for-one basis. The holders of the Class A Common Stock are entitled to one vote per share on all matters submitted to the stock holders of Chancellor and, except as otherwise specified in the Second Restated Certificate of Incorporation of Chancellor, as amended, to elect, voting as a class, two members of the Board of Directors of Chancellor.

ITEM 5.   OTHER INFORMATION

     On October 22, 1996, HM2/Chancellor, L.P., a Texas limited partnership, Hicks, Muse, Tate & Furst Equity Fund II, L.P., a Delaware limited partnership, HM2/Chancellor Trust, a Delaware business trust, HM2/HMD Sacramento GP, L.P., a Delaware limited partnership, and Hicks, Muse GP Partners, L.P., a Texas limited partnership (collectively "Hicks Muse Parties") consummated the conversion (the "Conversion") of all 8,484,410 of the outstanding shares of the Class C Common Stock of Chancellor into an equal number of shares of Chancellor's Class B Common Stock, all in accordance with Chancellor's Second Restated Certificate of Incorporation, as amended (the "Charter"). As a result of the Conversion, the Hicks Muse Parties, together with the 1,277,625 shares of Chancellor's Class A Common Stock held by them, collectively control approximately 90.3% of the voting power of Chancellor and therefore also indirectly control each of Chancellor Radio Broadcasting Company, a Delaware corporation and wholly owned subsidiary of Chancellor ("Chancellor Radio Broadcasting") and Chancellor Broadcasting Licensee Company, a Delaware corporation and wholly owned subsidiary of Chancellor Radio Broadcasting ("Licensee"). Prior to the Conversion, the Hicks Muse Parties controlled approximately 1.4% of the voting power of Chancellor.

     Thomas O. Hicks is the Chairman of the Board, President, Chief Executive Officer, Chief Operating Officer, Secretary and controlling stockholder of the ultimate general or managing partner of each of the Hicks Muse Parties and therefore may be deemed to be the beneficial owner of all of the shares of Class A Common Stock and Class B Common Stock owned by such entities. As a result, together with 140,740 shares of Class A Common Stock owned of record by Mr. Hicks individually and as trustee, Mr. Hicks may be deemed to control approximately 90.3% of the voting power of Chancellor and therefore also indirectly control each of Chancellor Radio Broadcasting and Licensee. Mr. Hicks disclaims beneficial ownership of all shares of Class A Common Stock and Class B Common Stock not held of record by him.

     Prior to the Conversion, Steven Dinetz, the President, Chief Executive Officer and Secretary of Chancellor, owned beneficially and of record all of the outstanding shares of Class B Common Stock and, together with the shares of Class A Common Stock beneficially owned by him, controlled approximately 90.1% of the voting power of Chancellor and therefore indirectly controlled Chancellor Radio Broadcasting and Licensee. As a result of the Conversion, Mr. Dinetz now controls approximately 1.0% of the voting power of Chancellor.

     In accordance with the terms of the Class C Common Stock set forth in the Charter, no additional consideration was paid by the Hicks Muse Parties in connection with the Conversion.

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

EXHIBIT
  NO.                        DESCRIPTION OF DOCUMENT
-------                      -----------------------
  2.4 Asset Purchase Agreement dated as of April 19, 1994, between National Radio Partners, L.P. and Chancellor Communications Corporation (1)
  2.5 Local Programming and Marketing Agreement dated February 1, 1995, between Midcontinent Radio of Minnesota, Inc., as Licensee, Radio Station KDWB-FM, and Chancellor Broadcasting Company(2)
  2.6 Asset Purchase Agreement dated February 1, 1995, between Midcontinent Radio of Minnesota, Inc., Chancellor Broadcasting Company and Chancellor Broadcasting Licensee Company (2)
  2.7 Escrow Agreement dated February 7, 1995, between Midcontinent Radio of Minnesota, Inc., Chancellor Broadcasting Company and NationsBank of Texas, N.A. (2)
  2.8 Stock Purchase Agreement dated as of August 3, 1995, among Chancellor Broadcasting Company, Trefoil Communications, Inc., and the Selling Securityholders named therein (3)
  2.9 Option Agreement dated January 9, 1996 by and between Chancellor Broadcasting Company and Evergreen Media Corporation (3)
  2.10 Option Agreement dated January 9, 1996 by and between Chancellor Broadcasting Company and Secret Communications (3)
  2.11   Asset Purchase Agreement dated as of May 14, 1996, among
         OmniAmerica Group, WAPE-FM License Partnership, WFYV-FM License Partnership, WEAT-FM License Partnership, WEAT-AM License
         Partnership, WXXL License Partnership, WOLL License Partnership, WJHM-FM License Partnership, Chancellor Broadcasting Company and Chancellor Radio Broadcasting Company (7)
  2.12   Local Marketing Agreement dated as of June 28, 1996, among
         OmniAmerica Group, Chancellor Broadcasting Company and Chancellor Radio Broadcasting Company (7)
  2.13 Exchange Agreement dated as of July 1, 1996, among WBLI, Inc., WBLI-FM, Inc., WHFM, Inc., WBAB, Inc., WGBB, Inc., SFX
         Broadcasting, Inc. and Chancellor Radio Broadcasting Company (7)
  2.14   Local Marketing Agreement dated as of July 1, 1996, among WBLI,
         Inc., WBLI-FM, Inc., WHFM, Inc., WBAB, Inc., WGBB, Inc. and
         Chancellor Radio Broadcasting Company (7)
  2.15 Exchange Agreement dated as of June 24, 1996, among America Radio Systems Corporation and Chancellor Radio Broadcasting Company *
  2.16   Local Marketing Agreement dated as of June 24, 1996, among
         America Radio Systems Corporation and Chancellor Broadcasting
         Company and Chancellor Radio Broadcasting Company *
  2.17 Asset Purchase Agreement dated as of August 24, 1996 by and among Classical Acquisition Limited Partnership, Radio 100 of Maryland Limited Partnership, Radio 100 Limited Partnership, Radio 570
         Limited Partnership, Radio 94 of Phoenix Limited Partnership, and Radio 95 of Phoenix Limited Partnership and Chancellor Radio Broadcasting Company *
  3.1 Certificate of Incorporation of Chancellor Broadcasting Company, as amended and restated (1) (4)
  3.2 Certificate of Incorporation of Chancellor Radio Broadcasting Company, as amended (1) (4)
  3.3    Certificate of Incorporation of Chancellor Broadcasting Licensee
         Company (1)
  3.4 Bylaws of Chancellor Broadcasting Company, as amended and restated (1) (4)
  3.5    Bylaws of Chancellor Radio Broadcasting Company, as amended (1) (4)
  3.6    Bylaws of Chancellor Broadcasting Licensee Company (1)
  3.7 Certificate of Designations for the 14% Redeemable Exchangeable Preferred Stock (5)
  3.8 Certificate of Amendment to Certificate of Designations for the 14% Redeemable Exchangeable Preferred Stock (4)

EXHIBIT
  NO.                        DESCRIPTION OF DOCUMENT
-------                      -----------------------
  3.9    Certificate of Designation for the Old Preferred Stock (4)
  3.10   Certificate of Designation for the New Preferred Stock *
  4.1 Indenture, dated October 1, 1994, governing the outstanding 12-1/2% Senior Subordinated Notes due 2004 (1)
  4.2 First Supplemental Indenture, dated as of February 14, 1996, to the Indenture dated October 1, 1994, governing the 12-1/2% Senior Subordinated Notes due 2004 (4)
  4.3 Second Supplemental Indenture, dated as of February 14, 1996, to the Indenture dated October 1, 1994, governing the 12-1/2% Senior Subordinated Notes due 2004 (4)
  4.4 Indenture, dated as of February 14, 1996, governing the outstanding 9-3/8% Senior Subordinated Notes due 2004 (5)
  4.5 First Supplemental Indenture, dated as of February 14, 1996, to the Indenture dated February 14, 1996, governing the 9-3/8% Senior Subordinated Notes due 2004 (4)
  4.6 Indenture, dated as of February 26, 1996, governing the Exchange Debentures (4)
  10.1 Credit Agreement, including certain ancillary documents thereto, dated October 12, 1994 among Chancellor Holdings Corp., Chancellor Broadcasting Company and Bankers Trust Company, as agent, and the lenders party thereto (2)
  10.2 Lease Agreement dated as of May 22, 1989, between Kruse Microwave and SanRiver Radio, Inc., as amended (1)
  10.3 License Agreement dated as of March 1, 1974, between City of New Hope, Minnesota and National Radio Partners, L.P., as assignee of American Media, Inc. (1)
  10.4 Tower Lease Agreement dated as of November 23, 1988, between United Television and Shoreview FM Group, a Minnesota general partnership (1)
  10.5 Partnership Agreement dated as of November 23, 1988, of Shoreview FM Group, a Minnesota general partnership (1)
  10.6 Employment Agreement between Chancellor Holdings Corp., Chancellor Broadcasting Company and Steven Dinetz (2)
  10.7 Employment Agreement between Chancellor Broadcasting Company and George C. Toulas (2)
  10.8 Employment Agreement dated as of January 10, 1994 between Chancellor Communications Corporation and Rick Eytcheson, as amended (1)
  10.9 Financial Monitoring and Oversight Agreement among Chancellor Holdings Corp., Chancellor Broadcasting Company and Hicks, Muse & Co. Partners, L.P. (2)
  10.10 Tax Sharing Agreement between Chancellor Holdings Corp. and Chancellor Broadcasting Company(2)
  10.11 Financial Advisory Agreement among Chancellor Broadcasting Company, Chancellor Radio Broadcasting Company and HM2/Management Partners, L.P. (4)
  10.12 Credit Agreement dated as of February 14, 1996, among Chancellor Broadcasting Company, Chancellor Radio Broadcasting Company, various banks and Bankers Trust Company, as agent (5)
  10.13 Amended and Restated Monitoring and Oversight Agreement between Chancellor Broadcasting Company, Chancellor Radio Broadcasting Company and HM2/Management Partners, L.P. (4)
  10.14 Amended and Restated Stockholders Agreement dated February 14, 1996 among Chancellor Broadcasting Company and certain Holders named therein (4)

EXHIBIT
  NO.                        DESCRIPTION OF DOCUMENT
-------                      -----------------------
  10.15 Stockholders Agreement dated as of October 12, 1994 between Chancellor Broadcasting Company and the Holders named therein (6)
  10.16 Registration Rights Agreement dated October 12, 1994 between Chancellor Broadcasting Company and the Holders named therein (6)
  10.17 Letter Agreement dated February 9, 1996 regarding Hicks Muse Equity Investment among Chancellor Broadcasting Company and HM Fund II (4)
  10.18 Sales Agreement, dated as of July 1, 1996, among OmniAmerica Group, Chancellor Broadcasting Company and Chancellor Radio Broadcasting Company (7)
  10.19 Program Consulting Agreement, dated as of June 28, 1996, among OmniAmerica Group, Chancellor Broadcasting Company and Chancellor Radio Broadcasting Company (7)
  10.20 Consulting Agreement, dated as of May 14, 1996, among Chancellor Broadcasting Company, Chancellor Radio Broadcasting Company and Anthony S. Ocepek (7)
  10.21 Consulting Agreement, dated as of May 14, 1996, among Chancellor Broadcasting Company, Chancellor Radio Broadcasting Company and Carl
         E. Hirsch (7)
  10.22 Consulting Agreement dated as of May 14, 1996, among Chancellor Broadcasting Company, Chancellor Radio Broadcasting Company and H. Dean Thacker (7)
  10.23 Non-Competition Agreement dated as of May 14, 1996, among Chancellor Broadcasting Company, Chancellor Radio Broadcasting Company and Carl
         E. Hirsch (7)
  10.24 First Consent and Amendment dated as of May 13, 1996, among Chancellor Radio Broadcasting Company, the Banks party thereto and Bankers Trust Company, as managing agent (7)
  10.25 Employment Agreement dated as of February 1, 1996, between Chancellor Radio Broadcasting Company and Samuel Weller (7)
  10.26 Employment Agreement dated as of February 14, 1996, between Chancellor Radio Broadcasting Company and Rick Eytcheson *
  11.1 Statement RE Computation of Per Share Earnings for Chancellor Broadcasting Company *
  21.1   Subsidiaries of Chancellor Broadcasting Company (4)
  27.1   Financial Data Schedule for Chancellor Broadcasting Company*
  27.2   Financial Data Schedule for Chancellor Radio Broadcasting Company*
  27.3   Financial Data Schedule for Chancellor Broadcasting Licensee Company*

-------------------
 *  Filed herewith.
(1) Incorporated by reference to the Registration Statement on Form S-1 (File No. 33-80534) of Chancellor Broadcasting Company as filed with the Securities and Exchange Commission.
(2) Incorporated by reference to the Quarterly Report on Form 10-Q of Chancellor Broadcasting Company (File No. 33-80534) for the fiscal quarter ended March 31, 1995.
(3) Incorporated by reference to the Registration Statement on Form S-1 (File No. 33-98334) of Chancellor Broadcasting Company as filed with the Securities and Exchange Commission.
(4) Incorporated by reference to the Annual Report on Form 10-K of Chancellor, Chancellor Broadcasting and Broadcasting Licensee for the fiscal year 1995.
(5) Incorporated by reference from the Form 8-K of Chancellor Broadcasting Company (File No. 0-27726) and Chancellor Radio Broadcasting Company (File No. 33-98334) as filed with the Securities and Exchange Commission on February 29, 1996.

EXHIBIT
  NO.                        DESCRIPTION OF DOCUMENT
-------                      -----------------------
(6) Incorporated by reference from the Registration Statement on Form S-1 (File No. 33-98336) of Chancellor Broadcasting Company as filed with the Securities and Exchange Commission.
(7) Incorporated by reference from the Registration Statement on Form S-1 (File No. 333-02782) of Chancellor Radio Broadcasting Company as filed with the Securities and Exchange Commission.

  (b)     REPORTS ON FORM 8-K.

   None.

                                      SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant and each co-registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            CHANCELLOR BROADCASTING COMPANY
                                  AND EACH CO-REGISTRANT

Date: November 5, 1996      By      /s/ Jacques D. Kerrest
                              ------------------------------------
                              Jacques D. Kerrest
                              Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer of Registrant and each co-registrant)