Form 10-K/A
period 1996-12-31
CHANCELLOR BROADCASTING CO /DE/; CHANCELLOR RADIO BROADCASTING CO; CHANCELLOR BROADCASTING LICENSEE CO
filed 1997-05-15
CIK 1002909, 925744, 925752

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------

                                    FORM 10-K
                                 AMENDMENT NO. 1

              Annual Report Pursuant to Section 13 or Section 15(d)
                     of the Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996


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

                            AREA CODE (972) 239-6220
              (Registrants' Telephone Number, Including Area Code)

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

                 CLASS A COMMON STOCK, PAR VALUE $.01 PER SHARE,
                       OF CHANCELLOR BROADCASTING COMPANY


      Indicate by check mark whether Chancellor Broadcasting Company, Chancellor Radio Broadcasting Company and Chancellor Broadcasting Licensee Company (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


      The aggregate market value of voting stock held by non-affiliates of Chancellor Broadcasting Company at March 25, 1997 was $225,223,070. As of March 25, 1997, 10,437,212 shares of the Class A Common Stock, par value $.01 per share, 8,547,910 shares of the Class B Common Stock, par value $.01 per share, and zero shares of the Class C Common Stock, par value $.01 per share, of Chancellor Broadcasting Company were outstanding. There are no shares of voting stock of Chancellor Radio Broadcasting Company or Chancellor Broadcasting Licensee Company held by non-affiliates thereof. As of March 25, 1997, 1,000 shares of common stock, par value $.01 per share of Chancellor Radio Broadcasting Company, and 1,000 shares of common stock, par value $.01 per share of Chancellor Broadcasting Licensee Company were outstanding.

      This Amendment No. 1 to Form 10-K amends and restates Item 11 of the Annual Report on Form 10-K for the fiscal year ended December 31, 1996 of Chancellor Broadcasting Company, Chancellor Radio Broadcasting Company and Chancellor Broadcasting Licensee Company initially filed with the Securities and Exchange Commission on March 28, 1997 (the "Form 10-K"). Unless otherwise indicated, capitalized terms used herein shall have the respective meanings given such terms in the Form 10-K.


ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION

      The following table sets forth all compensation, including bonuses, stock option awards and other payments, paid or accrued by the Company for the fiscal years ended December 31, 1996, 1995 and 1994, to or for the Company's Chief Executive officer and the Company's other four most highly compensated executive officers (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                                                  Compensation
                                                                      Annual Compensation                            Awards
          Name and Principal Position                 Year        Salary ($)       Bonus ($)      Other ($)      Options (#)(1)
-----------------------------------------------   ------------   -------------   ------------   -------------   -----------------

Steven Dinetz..................................       1996         470,283         500,000          4,235             75,000
   President, Chief Executive Officer and             1995         250,000          90,000          3,785                 --
     Director                                         1994         218,117          90,000             --            863,319(2)

George C. Toulas...............................       1996         360,070         187,500          5,718             50,000
   Senior Executive Vice President and                1995         250,000          55,000          5,518                 --
     Regional Manager(3)                              1994          54,167          15,109             --                 --

Rick Eytcheson.................................       1996         337,736         162,500          5,207             30,000
   Executive Vice President and Regional              1995         243,000          95,616          3,547                 --
     Manager                                          1994         195,000          64,739             --                 --

Samuel L. Weller...............................       1996         294,003         320,320         64,732             30,000
   Executive Vice President and Regional
     Manager (4)

Jacques Kerrest................................       1996         225,000         175,000          8,598             35,000
   Senior Vice President and Chief Financial
     Officer

(1) Represents stock options to purchase shares of the Class A Common Stock of the Company.
(2) Gives effect to the reclassification of Chancellor's Class A Common Stock on a 1-for-6 basis immediately prior to the consummation of the Initial Public Offering.
(3) For 1994, represents compensation for the period beginning October 12, 1994, when Mr. Toulas joined the Company, to December 31, 1994.
      (4)Represents compensation for the period beginning February 1, 1996, when Mr. Weller joined the Company.

EMPLOYMENT AGREEMENTS

   Dinetz Employment Agreement

      Mr. Dinetz has entered into a new employment agreement with Chancellor and Chancellor Radio Broadcasting pursuant to which he serves as President and Chief Executive Officer of Chancellor and Chancellor Radio Broadcasting. The new employment agreement is currently scheduled to expire on December 31, 2000, unless earlier terminated, and provides for a base salary of $500,000 per year plus an annual bonus of up to $200,000 based on performance criteria established by Chancellor's Board of Directors at the beginning of each fiscal year. Each December 31 during the term of the employment agreement, Mr. Dinetz's base salary for the next succeeding year shall be adjusted based upon the Consumer Price Index, provided that his annual base salary shall never be less than $500,000. Unless either party gives written notice to the contrary prior to December 31 of each year the employment agreement is in effect the employment agreement will automatically be extended for an additional year so that, as of each December 31, the remaining term of the employment agreement will be five years. The employment agreement also provides for participation by Mr. Dinetz in all benefit programs maintained by Chancellor or its subsidiaries and provides for certain life, health and disability insurance coverage for Mr. Dinetz.

      The employment agreement may be terminated by Chancellor and Chancellor Radio Broadcasting at any time prior to the completion of the five year stated term. If Chancellor and Chancellor Radio Broadcasting terminate Mr. Dinetz's employment agreement other than for cause (as defined), or if Mr. Dinetz voluntarily terminates the employment agreement for good reason (as defined), Chancellor and Chancellor Radio Broadcasting must pay Mr. Dinetz severance compensation equal to two years of Mr. Dinetz's base salary; provided, however, that if the decision to terminate the employment agreement results from the failure of Chancellor or Chancellor Radio Broadcasting to meet certain specified financial performance criteria, Mr. Dinetz will be entitled to receive severance compensation equal to one year of Mr. Dinetz's base salary.


      In 1994, pursuant to his former employment agreement Mr. Dinetz was granted options (the "Dinetz Options") to purchase 5,976,415 shares of Nonvoting Stock, including (i) options vesting equally over five years (from January 10, 1994) to purchase up to 3,307,722 shares at an exercise price of $1.00 per share and (ii) options vesting equally over five years (from October 12, 1994) to purchase up to 2,668,582 shares at an exercise price of $1.25 per share, in each case with such exercise price to increase at a compound rate of 9% per annum. Of the options granted, options for 1,062,004 shares contained a feature which conditioned their exercise upon the Company's attaining certain rates of return ("IRR Options"). In September 1995, the Company agreed with Mr. Dinetz to amend the IRR Options to remove the rate of return feature. The Company further agreed to amend the exercise price for the Dinetz Options to provide that all options previously exercisable at $1.00 per share will be exercisable at $1.25 per share and that all options previously exercisable at $1.25 per share will be exercisable at $1.40 per share. The Dinetz Options were also amended to remove the annual compounding of the exercise price. In accordance with their terms, the Dinetz Options were adjusted in connection with the recapitalization of Chancellor's common stock immediately prior to the consummation of the Initial Public Offering. Accordingly, Mr. Dinetz owns, on an adjusted basis, options for 487,555 shares having an option exercise price of $7.50 per share and options for 375,764 shares having an option exercise price of $8.40 per share. In addition, on February 9, 1996, Mr. Dinetz was granted options to purchase 75,000 shares of Class A Common Stock pursuant to the Stock Award Plan (as defined).

   Toulas Employment Agreement

      Mr. Toulas is a party to an employment agreement with Chancellor and Chancellor Radio Broadcasting pursuant to which he serves as Regional Manager of WUBE-AM, WUBE-FM, WYGY-FM and WKYN-AM in Cincinnati, KTCJ-FM, KTCZ-AM, KDWB-FM, KEEY-FM, KFAN-AM, WBOB-FM and KQQL-FM in Minneapolis-St. Paul, WOCL-FM, WXXL-FM, WOMX-FM and WJHM-FM in Orlando, WGMS-FM, WBIG- FM and WTEM-AM in Washington, D.C., WHTZ-FM in New York and WFOX-FM in Atlanta. Mr. Toulas is also a Senior Executive Vice President of Chancellor and Chancellor Radio Broadcasting. Mr. Toulas's employment agreement is for a term commencing on February 14, 1996 and ending upon December 31, 2000, unless otherwise terminated as allowed in the agreement. The agreement provides for an initial base salary of $375,000, with an annual increase of between three and five percent as determined by the board of directors. Mr. Toulas is also entitled to receive an annual bonus of up to 50% of his then base salary for each fiscal year, beginning in fiscal year ending December 31, 1996, based on achievement of broadcast cash flow projections established by the board of directors. The broadcast cash flow projections will be adjusted based upon acquisitions or disposition of stations under the supervision of Mr. Toulas. Mr. Toulas is also entitled to the use and paid expenses of an automobile, allowance for a fitness or similar club, and participation in all employee benefit plans maintained by Chancellor or any of its subsidiaries. Mr. Toulas's employment agreement also contains a noncompetition provision pursuant to which Mr. Toulas has agreed that during the term of his employment contract and for six months thereafter he will not engage in the broadcasting business within any community or Arbitron MSA served by those stations managed or overseen by him. On February 14, 1996, concurrently with the consummation of the Initial Public Offering, the Company paid to Mr. Toulas $100,000 in satisfaction of a provision of his former employment agreement providing for a possible cash payment to Mr. Toulas based on the value of the Company's Cincinnati stations at a specified future date.

   Eytcheson Employment Agreement

      Mr. Eytcheson is a party to an employment agreement with Chancellor and Chancellor Radio Broadcasting pursuant to which he serves as Regional Manager of KZLA-FM and KLAC-AM in Los Angeles, KSAN-FM, KNEW-AM, KBGG-FM and KABL-AM in San Francisco, KGGI-FM and KMEN-AM in Riverside-San Bernardino, and KFBK-AM, KGBY-FM and KHYL-FM in Sacramento. Mr. Eytcheson is also an Executive Vice President of Chancellor and Chancellor Radio Broadcasting. Mr. Eytcheson's employment agreement is for a two year term commencing on February 14, 1996, and is subject to automatic successive one-year renewal terms that take effect unless notice of non-renewal is given by the Company to Mr. Eytcheson within 30 days prior to the expiration of the then-current term. Mr. Eytcheson's current base salary is $325,000 per year. Mr. Eytcheson is also entitled to receive an annual bonus of up to 50% of his then base salary for each fiscal year, beginning in fiscal year ending December 31, 1996, based on achievement of broadcast cash flow projections established by the board of directors. The broadcast cash flow projections will be adjusted based upon acquisitions or disposition of stations under the supervision of Mr. Eytcheson. Mr. Eytcheson is also entitled to the use and paid expenses of an automobile, allowance for a fitness or similar club, and participation in all employee benefit plans maintained by Chancellor or any of its subsidiaries. Mr. Eytcheson's employment agreement also contains a noncompetition provision pursuant to which Mr. Eytcheson has agreed that during the term of his employment contract and for one year thereafter he will not engage in the radio broadcasting business within a specified geographic location surrounding the Company's stations under Mr. Eytcheson's supervision pursuant to the employment agreement. On February 14, 1996, concurrently with the consummation of the Initial Public Offering, the Company lent $200.000 to Mr. Eytcheson to enable him to purchase shares of Chancellor's Class A Common Stock in the Initial Public Offering. The loan will be an unsecured, noninterest bearing loan, which will be forgiven during the next three years. The Company made this loan to Mr. Eytcheson in satisfaction of a provision of his former employment agreement providing for a possible cash payment to Mr. Eytcheson based on the value of the Company's Sacramento stations at a specified future date.

   Weller Employment Agreement

      Mr. Weller is a party to an employment agreement with Chancellor and Chancellor Radio Broadcasting pursuant to which he serves as Regional Manager of KMLE-FM, KOOL-FM, KYOT-FM, KZON-FM, KISO- AM and KOY-AM in Phoenix, KXKL-FM, KVOD-FM, KRRF-AM, KIMN-FM and KALC-FM in Denver, WWSW-AM and WWSW-FM in Pittsburgh, and WALK-FM, WALK-AM, WBAB-FM, WBLI-FM, WHFM- FM and WGBB-AM in Nassau-Suffolk (Long Island). Mr. Weller is also an Executive Vice President of Chancellor and Chancellor Radio Broadcasting. The initial term of the employment agreement commenced on February 1, 1996 and continues for twenty-three months. The employment agreement provides for an annual base salary of $340,000 and $360,000 in the fiscal years ended December 31, 1997 and 1998, respectively. Mr. Weller is also entitled to receive a quarterly bonus based on the percentage of the annual budgeted broadcast cash flow achieved by the stations for which Mr. Weller has responsibility. The employment agreement also provides that the Company will supply Mr. Weller with other customary benefits, including the use of a car and insurance, disability and medical benefits. The employment agreement also contains a noncompetition provision pursuant to which Mr. Weller has agreed, subject to certain exceptions, that during the term of his employment contract and for six months thereafter he will not engage in the broadcasting business within any community or Arbitron MSA served by those stations managed or overseen by him.

   Kerrest Employment Agreement

      Mr. Kerrest is a party to an employment agreement with Chancellor and Chancellor Radio Broadcasting pursuant to which he serves as Senior Vice President and Chief Financial Officer. Mr. Kerrest's employment agreement is for a two year term commencing on February 14, 1996, and is subject to automatic successive one-year renewal terms that take effect unless notice of non-renewal is given by the Company to Mr. Kerrest within 30 days prior to the expiration of the then-current term. The agreement provides for an initial base salary of $225,000, with an annual increase of not less than five percent as determined by the board of directors. Mr. Kerrest is also entitled to receive an annual bonus, beginning in fiscal year ending December 31, 1996, based on achievement of broadcast cash flow projections established by the board of directors. The employment agreement also provides that the Company will supply Mr. Kerrest with other customary benefits, including the use of a car and insurance, disability and medical benefits.

STOCK OPTIONS


      The following table shows individual grants of stock options of Chancellor issued to its Chief Executive Officer and other Named Executive Officers during the fiscal year ended December 31, 1996.

                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR


                                                  Individual Grants
                        ---------------------------------------------------------------------
                                              Percent of
                           Number of             Total                                             Potential Realizable Value
                          Securities            Options            Exercise                        at Assumed Annual Rates of
                          Underlying          Granted to              or                          Stock Price Appreciation For
                            Options          Employees in         Base Price     Expiration                Option Term
           Name            Granted(#)       Fiscal Year(%)          ($/Sh)          Date             5%($)              10%($)
----------------------  ---------------   -------------------   --------------   ------------   ----------------   ---------------

Steven Dinetz.........       75,000              10.6               $20.00         2/9/06            943,342          2,390,614

George C. Toulas......       40,000               5.7               $20.00         2/9/06            503,116          1,274,994
                             10,000               1.4               $36.75        10/22/06           231,119            585,700

Rick Eytcheson........       25,000               3.5               $20.00         2/9/06            314,447            796,871
                              5,000               0.7               $36.75        10/22/06           115,559            292,850

Samuel L. Weller......       15,000               2.1               $20.00         2/9/06            188,668            478,123
                              7,500               1.1               $31.00         7/23/06           146,218            370,545
                              7,500               1.1               $36.75        10/22/06           173,339            439,275

Jacques Kerrest.......       25,000               3.5               $20.00         2/9/06            314,447            796,871
                              5,000               0.7               $31.00         7/23/06            97,479            247,030
                              5,000               0.7               $36.75        10/22/06           115,559            292,850




      The following table shows the value, as of December 31, 1996 of stock options of Chancellor held by its Chief Executive Officer and other Named Executive Officers. No stock options were exercised during the year ended December 31, 1996.

                     1996 FISCAL YEAR END OPTION VALUES (1)


                            NUMBER OF SECURITIES
                           UNDERLYING UNEXERCISED      VALUE OF UNEXERCISED
                                 OPTIONS AT            IN-THE-MONEY OPTIONS
                               FISCAL YEAR-END          AT FISCAL YEAR-END
                                    #                          ($)
                         -------------------------  -------------------------
        Name             Exercisable/Unexercisable  Exercisable/Unexercisable
        ----             -------------------------  -------------------------

Steven Dinetz...........       345,326/592,992         5,476,274/8,495,707

George C. Toulas........          0/50,000                  0/150,000

Rick Eytcheson..........          0/30,000                   0/93,750

Samuel L. Weller........          0/30,000                   0/56,250

Jacques Kerrest.........          0/35,000                   0/93,750

(1) Assuming a fair market value of $23.75 per share, which was the closing price per share of the Class A Common Stock on December 31, 1996.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      During 1996, Messrs. Marcus and Massey served as members of the Compensation Committee of the Board of Directors, of which Mr. Marcus acted as chairman. Mr. Marcus is the President and Chief Executive Officer of Marcus Cable Company, a cable television multiple system operator. An affiliate of Hicks Muse has invested approximately $115.0 million in limited partnership interests in Marcus Cable Company and is one of its largest limited partners.

COMPENSATION OF DIRECTORS

      Beginning in 1997, the non-employee directors of Chancellor (other than Messrs. Hicks, Stuart and Neuman) receive an annual retainer of $25,000 for serving as directors of Chancellor and its subsidiaries. Non-employee directors also receive attendance fees of $1,000 ($500 in the case of telephonic meetings) for each meeting which they attend. Directors who are officers or employees of Chancellor or the Company are not presently expected to receive compensation for their services as directors. Directors of Chancellor are entitled to reimbursement of their reasonable out-of-pocket expenses in connection with their travel to and attendance at meetings of the Board of Directors or committees thereof.

      Each of Messrs. Marcus and Massey has been granted fully vested options to purchase up to 13,333 shares of Chancellor's Class A Common Stock at an exercise price of $7.50 per share. These options will expire on October 12, 2004, unless exercised prior to that date. Upon her appointment to the Board of Directors in January 1996, Matrice Ellis-Kirk was granted a right, which she has exercised, to purchase up to 2,500 shares of Class A Common Stock at a price per share equal to the Initial Public Offering price per share. In addition, Ms. Ellis-Kirk has been granted fully vested options to purchase up to 6,666 shares of Class A Common Stock at an exercise price equal to $20.00 per share which expire on January 10, 2006. Ms. Ellis-Kirk resigned as a director of Chancellor and Chancellor Radio Broadcasting on February 21, 1997.

                                   SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                     CHANCELLOR BROADCASTING COMPANY
                                     CHANCELLOR RADIO BROADCASTING COMPANY
                                     CHANCELLOR BROADCASTING LICENSEE COMPANY


Date:  May 14, 1997                  By:  /s/ JACQUES D. KERREST
                                        ----------------------------------
                                        Jacques D. Kerrest
                                        Senior Vice President and
                                        Chief Financial Officer