Form 10-Q
period 1997-03-31
CHANCELLOR BROADCASTING CO /DE/; CHANCELLOR RADIO BROADCASTING CO; CHANCELLOR BROADCASTING LICENSEE CO
filed 1997-05-15
CIK 1002909, 925744, 925752

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q

            Quarterly Report Pursuant to Section 13 or Section 15(d)
                     of the Securities Exchange Act of 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

      As of May 15, 1997, 10,437,212 shares of the Class A Common Stock, par value $.01 per share and 8,547,910 shares of the Class B Common Stock, par value $.01 per share of Chancellor Broadcasting Company were outstanding. As of May 15, 1997, 1,000 shares of common stock, par value $.01 per share, of Chancellor Radio Broadcasting Company and 1,000 shares of common stock, par value $.01 per share, of Chancellor Broadcasting Licensee Company were outstanding.

================================================================================

                               TABLE OF CONTENTS


                                                                                                         PAGE
                                           PART I FINANCIAL INFORMATION                                  ----
ITEM 1.      FINANCIAL STATEMENTS

             CHANCELLOR BROADCASTING COMPANY AND SUBSIDIARIES

                 Consolidated Balance Sheets as of December 31, 1996 and
                 March 31, 1997 ...................................................................        1
                 Consolidated Statements of Operations for the three months ended
                 March 31, 1996 and 1997 ..........................................................        2
                 Consolidated Statements of Changes in Stockholders' Equity
                 for the three months ended March 31, 1997 ........................................        3
                 Consolidated Statements of Cash Flows for the three months
                 ended March 31, 1996 and 1997 ....................................................        4
                 Notes to Consolidated Financial Statements .......................................        5

             CHANCELLOR RADIO BROADCASTING COMPANY AND SUBSIDIARIES

                 Consolidated Balance Sheets as of December 31, 1996 and
                 March 31, 1997 ...................................................................        9
                 Consolidated Statements of Operations for the three months ended
                 March 31, 1996 and 1997 ..........................................................       10
                 Consolidated Statements of Changes in Stockholder's Equity for
                 the three months ended March 31, 1997 ............................................       11
                 Consolidated Statements of Cash Flows for the three months
                 ended March 31, 1996 and 1997 ....................................................       12
                 Notes to Consolidated Financial Statements .......................................       13

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS ..................................................       17

                                             PART II OTHER INFORMATION

ITEM 2.      CHANGES IN SECURITIES ................................................................       20

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K .....................................................       20

                          PART I FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                CHANCELLOR BROADCASTING COMPANY AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                 (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                                                     DECEMBER 31,       MARCH 31,
                                                       ASSETS                           1996              1997
                                                                                     -----------       -----------
Current assets:
  Cash ......................................................................        $     3,789       $     4,982
  Accounts receivable, net of allowance for doubtful accounts
    of $1,024 and $1,308, respectively ......................................             46,585            53,037
  Prepaid expenses and other ................................................              2,754             3,260
                                                                                     -----------       -----------
       Total current assets .................................................             53,128            61,279
Restricted cash  ............................................................             20,363            53,750
Property and equipment, net .................................................             49,123            68,180
Intangibles and other, net ..................................................            551,406           978,094
Deferred financing costs, net ...............................................             16,723            14,420
                                                                                     -----------       -----------
       Total assets .........................................................        $   690,743       $ 1,175,723
                                                                                     ===========       ===========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ..........................................................        $     4,409       $     5,280
  Accrued liabilities .......................................................             12,530            16,402
  Accrued interest ..........................................................              6,869             2,011
  Current portion of long-term debt .........................................                400            12,500
                                                                                     -----------       -----------
       Total current liabilities ............................................             24,208            36,193
Long-term debt ..............................................................            354,914           524,121
Deferred income taxes........................................................              2,606               373
Other .......................................................................                802               786
                                                                                     -----------       -----------
       Total liabilities ....................................................            382,530           561,473
                                                                                     -----------       -----------
Redeemable senior cumulative exchangeable preferred stock of subsidiary, par value $.01 per share; 1,000,000 shares authorized,
   issued and outstanding; preference in liquidation of $112,451,803.........            107,222           110,695
Redeemable cumulative exchangeable preferred stock of subsidiary, par value $.01 per share; none and 3,600,000 shares authorized, respectively, none and 2,000,000 shares issued and outstanding,
   respectively; preference in liquidation of $200,000,000...................                 --           196,479
Convertible cumulative preferred stock, par value $.01 per share; none and
    2,200,000 shares authorized, issued and outstanding, respectively;
preference in liquidation of $110,000,000....................................                 --           107,001

Common stockholders' equity:
  Class A common stock, par value $.01 per share, 40,000,000 shares authorized,
    9,937,320 and 10,492,876 shares issued, respectively,
    and 9,881,656 and 10,437,212 shares outstanding, respectively ...........                 99               104
  Class B common stock, par value $.01 per share, 10,000,000 shares
    authorized and 8,547,910 shares issued and outstanding ..................                 85                85
  Additional paid-in capital ................................................            231,931           246,442
  Accumulated deficit .......................................................            (30,086)          (45,518)
  Treasury stock ............................................................             (1,038)           (1,038)
                                                                                     -----------       -----------
       Total stockholders' equity ...........................................            200,991           200,075
                                                                                     -----------       -----------
       Total liabilities and stockholders' equity ...........................        $   690,743       $ 1,175,723
                                                                                     ===========       ===========

   The accompanying notes are an integral part of the financial statements.

                CHANCELLOR BROADCASTING COMPANY AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                 (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                                  --------------------------------
                                                                                      1996               1997
                                                                                  -------------     --------------
Gross broadcasting revenues .................................................     $      29,089     $       63,477
Less agency commissions .....................................................             3,447              7,623
                                                                                  -------------     --------------
       Net revenues .........................................................            25,642             55,854
                                                                                  -------------     --------------

Operating expenses:
  Programming, technical and news ...........................................             5,145             13,871
  Sales and promotion .......................................................             6,943             15,963
  General and administrative ................................................             4,404              8,353
  Depreciation and amortization .............................................             4,525              8,109
  Corporate expenses ........................................................             1,008              1,712
  Merger expense.............................................................                --              2,056
  Stock option compensation .................................................               950                950
                                                                                  -------------     --------------
                                                                                         22,975             51,014
                                                                                  -------------     --------------
       Income from operations ...............................................             2,667              4,840

Other (income) expense:
  Interest expense ..........................................................             7,647             11,420
  Other, net ................................................................                 6             (1,632)
                                                                                  -------------     --------------
       Loss before provision for income taxes, minority interest and
         extraordinary loss .................................................            (4,986)            (4,948)
Provision for income taxes ..................................................               939               (400)
Dividends and accretion on preferred stock of subsidiary ....................             1,660              8,135
                                                                                  -------------     --------------
       Loss before extraordinary loss .......................................            (7,585)           (12,683)
Extraordinary loss on early extinguishment of debt, net of
    income tax benefit ......................................................             4,646              2,749
                                                                                  -------------     --------------
       Net loss .............................................................           (12,231)           (15,432)
Loss on repurchase of preferred stock........................................            16,570                 --
Dividends and accretion on preferred stock...................................                --              1,454
                                                                                  -------------     --------------

       Net loss attributable to common stock ................................     $     (28,801)    $      (16,886)
                                                                                  =============     ==============

Loss applicable to common stock:
  Loss before extraordinary loss ............................................     $       (1.83)    $         (.75)

  Extraordinary loss ........................................................     $       (0.35)    $         (.15)
                                                                                  -------------     --------------

  Net loss ..................................................................     $       (2.18)    $         (.90)
                                                                                  =============     ==============

Weighted average number of shares outstanding ...............................        13,191,626         18,719,690
                                                                                  =============     ==============


The accompanying notes are an integral part of the financial statements.

                CHANCELLOR BROADCASTING COMPANY AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                     CLASS A            CLASS B       ADDITIONAL
                                  COMMON STOCK        COMMON STOCK     PAID-IN   ACCUMULATED  TREASURY
                                SHARES     AMOUNT    SHARES   AMOUNT   CAPITAL     DEFICIT      STOCK      TOTAL
                              ----------   ------   --------- ------  ---------    --------    -------    ---------
Balance, January 1, 1997 ..    9,881,656   $   99   8,547,910   $85   $ 231,931    $(30,086)   $(1,038)   $ 200,991
Stock option compensation .         --       --          --      --         950        --         --            950
Dividends and accretion on
   Preferred stock ........         --       --          --      --      (1,454)       --         --         (1,454)
Issuance of common stock on
   February 13, 1997 ......      555,556        5        --      --      15,015        --         --         15,020
Net loss ..................         --       --          --      --        --       (15,432)      --        (15,432)
                              ----------   ------   ---------   ---   ---------    --------    -------    ---------
Balance, March 31, 1996 ...   10,437,212   $  104   8,547,910   $85   $ 246,442    $(45,518)   $(1,038)   $ 200,075
                              ==========   ======   =========   ===   =========    ========    =======    =========



The accompanying notes are an integral part of the financial statements.

                CHANCELLOR BROADCASTING COMPANY AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                    --------------------------
                                                                                       1996           1997
                                                                                    -----------    -----------
Cash flows from operating activities:
  Net loss ......................................................................   $   (12,231)   $   (15,432)
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization ...............................................         4,525          8,109
    Amortization of deferred financing costs ....................................           502            610
    Stock option compensation ...................................................           950            950
    Deferred income taxes .......................................................           939           (400)
    Dividends and accretion on preferred stock ..................................         1,660          8,135
    Gain on disposition of stations  ............................................          --           (1,513)
    Extraordinary loss ..........................................................         4,646          2,749
    Changes in assets and liabilities, net of the effects of acquired businesses:
      Accounts receivable, net ..................................................         2,949          6,774
      Prepaids and other ........................................................            58             14
      Accounts payable ..........................................................           761           (530)
      Accrued liabilities .......................................................           458          1,437
      Accrued interest ..........................................................         3,568         (4,858)
                                                                                    -----------    -----------
        Net cash provided by operating activities ...............................         8,785          6,045
                                                                                    -----------    -----------
Cash flows from investing activities:
  Purchases of broadcasting properties ..........................................      (405,566)      (582,327)
  Dispositions of broadcasting properties .......................................          --          103,259
  Purchases of other property and equipment .....................................          (820)        (1,564)
                                                                                    -----------    -----------
        Net cash used in investing activities ...................................      (406,386)      (480,632)
                                                                                    -----------    -----------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt ......................................       277,958        222,111
  Proceeds from borrowings under revolving debt facility ........................        28,609        170,433
  Repayments of long-term debt ..................................................       (89,785)       (74,968)
  Repayments of borrowings under revolving debt facility ........................       (52,250)      (139,157)
  Issuances of preferred stock ..................................................       175,390        297,361
  Repurchase of preferred stock of subsidiary ...................................       (95,462)          --
  Issuance of common stock ......................................................       155,886           --
  Repurchase of common stock ....................................................        (1,038)          --
  Payment of preferred stock dividends ..........................................          (506)          --
                                                                                    -----------    -----------
        Net cash provided by financing activities ...............................       398,802        475,780
                                                                                    -----------    -----------
        Net increase in cash ....................................................         1,201          1,193
Cash, at beginning of period ....................................................         1,314          3,789
                                                                                    -----------    -----------
Cash, at end of period ..........................................................   $     2,515    $     4,982
                                                                                    ===========    ===========


   The accompanying notes are an integral part of the financial statements.

                CHANCELLOR BROADCASTING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements of Chancellor Broadcasting Company ("Chancellor") and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. Certain prior year amounts have been reclassified to conform with the current year's presentation, which had no effect on net income or stockholders' equity.


2.   ACQUISITIONS AND DISPOSITIONS

      On January 23, 1997, the Company acquired substantially all the assets and certain liabilities of Colfax Communications, Inc. and its affiliates ("Colfax") for an aggregate price of $383.7 million. Liabilities assumed were limited to certain ongoing contractual rights and obligations. The acquisition was accounted for as a purchase. Pursuant to the acquisition agreement, at December 31, 1996 the Company had $20.4 million of cash in a restricted escrow account which was remitted to Colfax at closing. On January 29, 1997, the Company entered into an agreement to sell WMIL-FM and WOKY-AM, Milwaukee, Wisconsin stations acquired in this transaction, to Clear Channel Radio, Inc. for $41.3 million in cash. Accordingly, theses stations were recorded as assets held for sale with no results of operations or gain or loss recognized. Interest capitalized on this investment amounted to $580,000. The disposition of these stations was completed on March 31, 1997.

      The acquisition is summarized as follows (in thousands):

         Assets acquired and liabilities assumed:
           Accounts receivable, net................................         $     13,234
           Prepaid and other assets................................                  470
           Property and equipment..................................               14,624
           Goodwill and other intangibles..........................              317,894
           Other noncurrent assets.................................                   46
           Assets held for sale....................................               41,253
           Accrued liabilities.....................................               (3,821)
                                                                            ------------
                                                                            $    383,700
                                                                            ============

      On January 30, 1997, the Company completed the sale of WWWW-FM and WDFN-AM to Evergreen Media Corporation ("Evergreen") for $30.0 million in cash. The pre-tax gain of $1.5 million is included in other income.

      On February 13, 1997, the Company acquired substantially all the assets and certain liabilities of OmniAmerica Group ("Omni") for $166.0 million of cash and $15.0 million of Chancellor Class A Common Stock. Liabilities assumed were limited to certain ongoing contractual rights and obligations. The acquisition was accounted for as a purchase.

      The acquisition is summarized as follows (in thousands):

         Assets acquired and liabilities assumed:
           Property and equipment..................................        $       9,209
           Goodwill and other intangibles..........................              171,837
                                                                           -------------
                                                                           $     181,046
                                                                           =============

      On February 19, 1997, Chancellor and Chancellor Radio Broadcasting entered into an agreement to merge with Evergreen in a stock-for-stock transaction (the "Merger"), with Evergreen remaining as the surviving corporation. Pursuant to the agreement, shareholders of the Company's common stock will receive 0.9091 shares of Evergreen's common stock. Consummation of the merger is subject to shareholder approval and certain other

                CHANCELLOR BROADCASTING COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



closing conditions including regulatory approval. The Company has incurred $2.1 million of merger costs which have been expensed in the current period.

      On February 19, 1997, the Company and Evergreen entered into a joint purchase agreement whereby in the event that consummation of the stock purchase agreement between Evergreen and Viacom International, Inc. ("Viacom") occurs prior to the consummation of the Merger, the Company will be required to purchase the Viacom subsidiaries which own four of the ten Viacom stations for $480.0 million, plus net working capital, and Evergreen will be required to purchase the Viacom subsidiaries which own six of the ten Viacom stations for $595.0 million plus net working capital. In the event that consummation of the stock purchase agreement between Evergreen and Viacom occurs after the consummation of the Merger, the Surviving Company will acquire the stock of certain Viacom subsidiaries which own and operate ten radio stations in five major markets. Consummation of the transaction is dependent upon certain closing conditions, including regulatory approval.

      On March 24, 1997, the Company exchanged the West Palm Beach stations acquired from Omni for one AM station in Sacramento, California and approximately $33.0 million in cash from American Radio Systems Corporation (the "American Radio Exchange").

      The following summarizes the unaudited consolidated pro forma data as though the acquisitions of Shamrock Broadcasting Company, KIMN-FM and KALC-FM, Colfax, Omni and KSTE-AM, the dispositions of KTBZ-FM, WWWW-FM and WDFN-AM and the related financing transactions had occurred as of the beginning of 1996 (in thousands, except per share amounts):

                                                               THREE MONTHS ENDED        THREE MONTHS ENDED
                                                                 MARCH 31, 1996            MARCH 31, 1997
                                                            -----------------------   ---------------------
                                                            HISTORICAL    PRO FORMA   HISTORICAL   PRO FORMA
                                                            ----------    ---------   ----------  ---------
     Net revenue ..........................................   $ 25,642    $ 46,014    $ 55,854    $ 57,826
     Loss before extraordinary loss .......................     (7,585)    (14,865)    (12,683)    (12,772)
     Net loss attributable to common stock ................    (28,801)    (16,790)    (16,886)    (14,697)
     Loss before extraordinary loss per common share ......      (1.83)      (0.88)      (0.75)      (0.77)
     Net loss per common share ............................      (2.18)      (0.88)      (0.90)      (0.77)


3.  LONG-TERM DEBT

      The Company's term and revolving credit facilities were refinanced on January 23, 1997, in conjunction with the acquisition of Colfax under a new bank credit agreement (the "New Credit Agreement") with Bankers Trust Company, as administrative agent, and other institutions party thereto. The New Credit Agreement includes a $225.0 million term loan facility (the "Term Loan Facility") and a $120.0 million revolving loan facility (the "Revolving Loan Facility" and, together with the Term Loan, the "New Bank Financing"). In connection with the refinancing of the term and revolving loan facilities in January 1997, the Company incurred an extraordinary charge to write-off deferred finance costs of approximately $4.5 million.

      The Company is negotiating a restated credit agreement (the "Restated Credit Agreement") in order to finance the Viacom acquisition. The Company anticipates that the Restated Credit Agreement will consist of a $400.0 million term loan facility and a $350.0 million revolving loan facility; however, the terms of the Restated Credit Agreement are subject to negotiation with its lenders. Also, Chancellor is negotiating a $170.0 million bridge loan facility, the proceeds from which will be contributed to Chancellor Radio Broadcasting in connection with the Viacom acquisition.

      The New Bank Financing is collateralized by (i) a first priority perfected pledge of all capital stock and notes owned by the Company and (ii) a first priority perfected security interest in all other assets (including receivables, contracts, contract rights, securities, patents, trademarks, other intellectual property, inventory, equipment and real estate) owned by the Company, excluding FCC licenses, leasehold interests in studio or office space and leasehold and partnership interests in tower or transmitter sites in which necessary consents to the granting of a security interest cannot be obtained without payments to any other party or on a timely basis. The New Bank Financing also is guaranteed by the subsidiaries of Chancellor and Chancellor Radio Broadcasting, whose guarantees are

                CHANCELLOR BROADCASTING COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


collateralized by a first priority perfected pledge of the capital stock of Chancellor Radio Broadcasting. The Term Loan Facility is due in increasing quarterly installments beginning in 1997 and matures in June 2004. All outstanding borrowings under the Revolving Facility mature in June 2004. The facilities bear interest at a rate equal to, at the Company's option, the prime rate of Bankers Trust Company, as announced from time to time, or the London Inter-Bank Offered Rate ("LIBOR") in effect from time to time, plus an applicable margin rate. The Company pays quarterly commitment fees in arrears equal to either .375% or .250% per annum on the unused portion of the Revolving Facility, depending upon whether the Company's leverage ratio is equal to or greater than 4.5:1 or less than 4.5:1, respectively. The bank financing facilities which existed on March 31, 1997 accrued interest at the prime rate plus 1.00% (8.25%) on $9.6 million and the LIBOR rate plus 2.00% (7.5%) on $267.0 million of borrowings.

      Scheduled debt maturities for the Company's outstanding long-term debt at March 31, 1997 for each of the next five calendar years and thereafter are as follows, in thousands:

              1997 ....................................................................      $     9,375
              1998 ....................................................................           21,875
              1999 ....................................................................           34,375
              2000 ....................................................................           43,125
              2001 ....................................................................           48,750
              Thereafter ..............................................................          379,121
                                                                                             -----------
                                                                                             $   536,621
                                                                                             ===========


      On May 2, 1997, the Company commenced a tender offer for all $60.0 million of its outstanding 12 1/2% Senior Subordinated Notes (the "Tender Offer"). The Company expects to pay a premium and intends to finance the Tender Offer with additional borrowings under its New Credit Agreement. The Tender Offer and the financing thereof are subject to the approval of the Company's existing lenders. Management expects to complete the Tender Offer prior to the consummation of the Viacom acquisition.


4.   CAPITAL STRUCTURE

      During the first quarter of 1997, Chancellor completed a private placement of $110.0 million of newly authorized 7% Convertible Preferred Stock (the "Convertible Preferred Stock") and Chancellor Radio Broadcasting completed a private placement of $200.0 million of newly authorized 12% Exchangeable Preferred Stock (the "Exchangeable Preferred Stock").

      Dividends on the Convertible Preferred Stock accrue from its date of issuance and are payable quarterly commencing April 15, 1997, at a rate per annum of 7% of the liquidation preference per share. The Convertible Preferred Stock is convertible at the option of the holder at any time after March 23, 1997, unless previously redeemed, into Class A Common Stock of Chancellor at a conversion price of $32.90 per share of Class A Common Stock, subject to adjustment in certain events. In addition, after January 19, 2000, the Company may, at its option, redeem the Convertible Preferred Stock, in whole or in part, at specified redemption prices plus accrued and unpaid dividends through the redemption date. Upon the occurrence of a change of control (as defined), Chancellor must, subject to certain conditions, offer to purchase all of the then outstanding shares of Convertible Preferred Stock at a price equal to 101% of the liquidation preference thereof, plus accrued and unpaid dividends to the date of purchase.

      Dividends on the Exchangeable Preferred Stock will accrue from the date of its issuance and will be payable semi-annually commencing July 15, 1997, at a rate per annum of 12% of the liquidation preference per share. Dividends may be paid, at the Company's option, on any dividend payment date occurring on or prior to January 15, 2002 either in cash or in additional shares of Exchangeable Preferred Stock. The Exchangeable Preferred Stock is redeemable at the Company's option, in whole or in part at any time on or after January 15, 2002, at the redemption prices set forth herein, plus accrued and unpaid dividends to the date of redemption. In addition, prior to January 15, 2000, the Company may, at its option, redeem the Exchangeable Preferred Stock with the net cash

                CHANCELLOR BROADCASTING COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


proceeds from one or more Public Equity Offerings (as defined), at various redemption prices plus accrued and unpaid dividends to the redemption date; provided, however, that after any such redemption there is outstanding at least $150.0 million aggregate liquidation preference of Exchangeable Preferred Stock. The Company is required, subject to certain conditions, to redeem all of the Exchangeable Preferred Stock outstanding on January 15, 2009, at a redemption price equal to 100% of the liquidation preference thereof, plus accrued and unpaid dividends to the date of redemption. Upon the occurrence of a Change of Control (as defined), the Company will, subject to certain conditions, offer to purchase all of the then outstanding shares of Exchangeable Preferred Stock at a price equal to 101% of the liquidation preference thereof, plus accrued and unpaid dividends to the repurchase date.
In addition, prior to January 15, 1999, upon the occurrence of a Change of Control, the Company will have the option to redeem the Exchangeable Preferred Stock in whole but not in part at a redemption price equal to 112% of the liquidation preference thereof, plus accrued and unpaid dividends to the date of redemption. The Exchangeable Preferred Stock will, with respect to dividend rights and rights on liquidation, rank junior to the Senior Exchangeable Preferred Stock. Subject to certain conditions, the Exchangeable Preferred
Stock is exchangeable in whole, but not in part, at the option of the Company, on any dividend payment date for the Company's 12% subordinated exchange debentures due 2009, including any such securities paid in lieu of cash interest.

      In addition to the accrued dividends discussed above, the recorded value of the Senior Exchangeable Preferred Stock and the Exchangeable Preferred Stock includes an amount for the accretion of the difference between the stock's fair value at date of issuance and its mandatory redemption amount, calculated using the effective interest method.


5.   EMPLOYEE STOCK OPTION PLAN

      In January 1997, the Board of Directors granted options to purchase 125,750 shares of Class A Common Stock with an exercise price of $28.75 per share, the fair market value of the stock on the date of grant.


6.   INCOME TAXES

      Income tax expense (benefit) differs from the amount computed by applying the federal statutory income tax rate of 34% to loss before income taxes and dividends and accretion on preferred stock of subsidiary for the following reasons, dollars in thousands:

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                    1996               1997
                                                                                 -----------       -----------
      U.S. federal income tax at statutory rate ...........................      $    (3,275)      $    (1,682)
      State income taxes, net of federal benefit ..........................             (578)             (297)
      Valuation allowance provided for loss carryforward
         generated during the current period ..............................            4,667                --
      Permanent difference ................................................               --             1,564
      Other ...............................................................              125                15
                                                                                 -----------       -----------
                                                                                 $       939       $      (400)
                                                                                 ===========       ===========

7.  NEW ACCOUNTING PRONOUNCEMENT

      Statement of Financial Accounting Standard No. 128, "Earnings per Share" was issued in February 1997, which establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. The disclosure requirements of SFAS No. 128 will be effective for the Company's financial statements beginning with the annual report for 1997. Management does not believe that the implementation of SFAS 128 will have a material effect on its financial statements.

             CHANCELLOR RADIO BROADCASTING COMPANY AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE DATA)


                                                                                 DECEMBER 31,    MARCH 31,
                                                                                    1996           1997
                                                                                 -----------    -----------
                                     ASSETS
Current assets:
  Cash .......................................................................   $     3,789    $     4,982
  Accounts receivable, net of allowance for doubtful accounts
    of $1,024 and $1,308, respectively .......................................        46,585         53,037
  Prepaid expenses and other .................................................         2,754          3,260
                                                                                 -----------    -----------
       Total current assets ..................................................        53,128         61,279
Restricted cash ..............................................................        20,363         53,750
Property and equipment, net ..................................................        49,123         68,180
Intangibles and other, net ...................................................       551,406        978,094
Deferred financing costs, net ................................................        16,723         14,420
                                                                                 -----------    -----------
       Total assets ..........................................................   $   690,743    $ 1,175,723
                                                                                 ===========    ===========

                      LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable ...........................................................   $     4,409    $     5,280
  Accrued liabilities ........................................................        12,530         16,402
  Accrued interest ...........................................................         6,869          2,011
  Current portion of long-term debt ..........................................           400         12,500
                                                                                 -----------    -----------
       Total current liabilities .............................................        24,208         36,193
Long-term debt ...............................................................       354,914        524,121
Deferred income taxes ........................................................         2,606            373
Other ........................................................................           802            786
                                                                                 -----------    -----------
       Total liabilities .....................................................       382,530        561,473
                                                                                 -----------    -----------

Redeemable senior cumulative exchangeable preferred stock , par value $.01 per share; 1,000,000 shares authorized, issued and outstanding, preference
   in liquidation of $112,451,803 ............................................       107,222        110,695

Redeemable cumulative exchangeable preferred stock, par value $.01 per share;
   none and 3,600,000 shares authorized, respectively, none and 2,000,000 shares issued and outstanding, respectively,
   preference in liquidation of $200,000,000 .................................          --          196,479

Common stockholder's equity:
  Common stock, par value $.01 per share, 2,000 shares authorized, 1,000
    shares issued and outstanding ............................................             1              1
  Additional paid-in capital .................................................       219,519        332,901
  Accumulated deficit ........................................................       (18,529)       (25,826)
                                                                                 -----------    -----------
       Total common stockholder's equity .....................................       200,991        307,076
                                                                                 -----------    -----------
       Total liabilities and stockholder's equity ............................   $   690,743    $ 1,175,723
                                                                                 ===========    ===========


The accompanying notes are an integral part of the financial statements.

             CHANCELLOR RADIO BROADCASTING COMPANY AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                         THREE MONTHS ENDED MARCH 31,
                                                                         -----------    -----------
                                                                            1996            1997
                                                                         -----------    -----------
Gross broadcasting revenues ..........................................   $    29,089    $    63,477
Less agency commissions ..............................................         3,447          7,623
                                                                         -----------    -----------
       Net revenues ..................................................        25,642         55,854
                                                                         -----------    -----------

Operating expenses:
  Programming, technical and news ....................................         5,145         13,871
  Sales and promotion ................................................         6,943         15,963
  General and administrative .........................................         4,404          8,353
  Depreciation and amortization ......................................         4,525          8,109
  Corporate expenses .................................................         1,008          1,712
  Merger expense .....................................................          --            2,056
  Stock option compensation ..........................................           950            950
                                                                         -----------    -----------
                                                                              22,975         51,014
                                                                         -----------    -----------
       Income from operations ........................................         2,667          4,840

Other (income) expense:
  Interest expense ...................................................         7,647         11,420
  Other, net .........................................................             6         (1,632)
                                                                         -----------    -----------
       Loss before provision for income taxes and extraordinary loss .        (4,986)        (4,948)
Provision for income taxes ...........................................           939           (400)
                                                                         -----------    -----------
       Loss before extraordinary loss ................................        (5,925)        (4,548)
Extraordinary loss on early extinguishment of debt, net of income
  tax benefit ........................................................         4,646          2,749
                                                                         -----------    -----------
       Net loss ......................................................       (10,571)        (7,297)
Dividends and accretion on preferred stock ...........................         1,660          8,135
Loss on repurchase of preferred stock ................................        16,570           --
                                                                         -----------    -----------
       Net loss attributable to common stock .........................   $   (28,801)   $   (15,432)
                                                                         ===========    ===========


   The accompanying notes are an integral part of the financial statements.

             CHANCELLOR RADIO BROADCASTING COMPANY AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (UNAUDITED)

                             (DOLLARS IN THOUSANDS)





                                                                       ADDITIONAL
                                                     COMMON STOCK        PAID-IN      ACCUMULATED
                                                  SHARES     AMOUNT      CAPITAL         DEFICIT          TOTAL
                                                 ---------   ------    -----------   -------------   --------------
Balance, January 1, 1997.....................        1,000   $    1    $   219,519   $     (18,529)  $      200,991
Dividends and accretion on preferred
   stock.....................................           --       --         (8,135)             --           (8,135)
Capital contributions .......................           --       --        121,517              --          121,517
Net loss ....................................           --       --             --          (7,297)          (7,297)
                                                 ---------   ------    -----------   -------------   --------------

Balance, March 31, 1997 .....................        1,000   $    1    $   332,901   $     (25,826)  $      307,076
                                                 =========   ======    ===========   =============   ==============



The accompanying notes are an integral part of the financial statements.

             CHANCELLOR RADIO BROADCASTING COMPANY AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                                   ----------------------------
                                                                                        1996           1997
                                                                                    -----------    -----------
Cash flows from operating activities:
  Net loss ......................................................................   $   (10,571)   $    (7,297)
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization ...............................................         4,525          8,109
    Amortization of deferred financing costs ....................................           502            610
    Stock option compensation ...................................................           950            950
    Deferred income taxes .......................................................           939           (400)
    Gain on disposition of stations..............................................            --         (1,513)
    Extraordinary loss ..........................................................         4,646          2,749
    Changes in assets and liabilities, net of the effects of acquired businesses:
      Accounts receivable .......................................................         2,949          6,774
      Prepaids and other ........................................................            58             14
      Accounts payable ..........................................................           761           (530)
      Accrued liabilities .......................................................           458          1,437
      Accrued interest ..........................................................         3,568         (4,858)
                                                                                    -----------    -----------
        Net cash provided by operating activities ...............................         8,785          6,045
                                                                                    -----------    -----------
Cash flows from investing activities:
  Purchases of broadcasting properties ..........................................      (405,566)      (582,327)
  Dispositions of broadcasting properties .......................................          --          103,259
  Purchases of other property and equipment .....................................          (820)        (1,564)
                                                                                    -----------    -----------
        Net cash used in investing activities ...................................      (406,386)      (480,632)
                                                                                    -----------    -----------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt ......................................       277,958        222,111
  Proceeds from borrowings under revolving debt facility ........................        28,609        170,433
  Repayments of long-term debt ..................................................       (89,785)       (74,968)
  Repayments of borrowings under revolving debt facility ........................       (52,250)      (139,157)
  Issuances of preferred stock ..................................................       175,390        191,817
  Repurchase of preferred stock .................................................       (95,462)          --
  Additional capital contributions ..............................................       155,886        105,544
  Distribution of additional paid in capital ....................................        (1,038)          --
  Payment of preferred stock dividends ..........................................          (506)          --
                                                                                    -----------    -----------
        Net cash provided by financing activities ...............................       398,802        475,780
                                                                                    -----------    -----------
        Net increase in cash ....................................................         1,201          1,193
Cash, at beginning of period ....................................................         1,314          3,789
                                                                                    -----------    -----------
Cash, at end of period ..........................................................   $     2,515    $     4,982
                                                                                    ===========    ===========


   The accompanying notes are an integral part of the financial statements.

             CHANCELLOR RADIO BROADCASTING COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements of Chancellor Radio Broadcasting Company ("Chancellor Radio Broadcasting") and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. Chancellor Radio Broadcasting is a direct subsidiary of Chancellor Broadcasting Company ("Chancellor"). Certain prior year amounts have been reclassified to conform with the current year's presentation, which had no effect on net income or stockholders' equity.

2.   ACQUISITIONS AND DISPOSITIONS

      On January 23, 1997, the Company acquired substantially all the assets and certain liabilities of Colfax Communications, Inc. and its affiliates ("Colfax") for an aggregate price of $383.7 million. Liabilities assumed were limited to certain ongoing contractual rights and obligations. The acquisition was accounted for as a purchase. Pursuant to the acquisition agreement, at December 31, 1996 the Company had $20.4 million of cash in a restricted escrow account which was remitted to Colfax at closing. On January 29, 1997, the Company entered into an agreement to sell WMIL-FM and WOKY-AM, Milwaukee, Wisconsin stations acquired in this transaction, to Clear Channel Radio, Inc. for $41.3 million in cash. Accordingly, theses stations were recorded as assets held for sale with no results of operations or gain or loss recognized. Interest capitalized on this investment amounted to $580,000. The disposition of these stations was completed on March 31, 1997.

      The acquisition is summarized as follows (in thousands):

         Assets acquired and liabilities assumed:
           Accounts receivable, net................................         $     13,234
           Prepaid and other assets................................                  470
           Property and equipment..................................               14,624
           Goodwill and other intangibles..........................              317,894
           Other noncurrent assets.................................                   46
           Assets held for sale....................................               41,253
           Accrued liabilities.....................................               (3,821)
                                                                            ------------
                                                                            $    383,700
                                                                            ============

      On January 30, 1997, the Company completed the sale of WWWW-FM and WDFN-AM to Evergreen Media Corporation ("Evergreen") for $30.0 million in cash. The pre-tax gain of $1.5 million is included in other income.

      On February 13, 1997, the Company acquired substantially all the assets and certain liabilities of OmniAmerica Group ("Omni") for $166.0 million of cash and $15.0 million of Chancellor Class A Common Stock. Liabilities assumed were limited to certain ongoing contractual rights and obligations. The acquisition was accounted for as a purchase.

      The acquisition is summarized as follows (in thousands):

         Assets acquired and liabilities assumed:
           Property and equipment..................................        $       9,209
           Goodwill and other intangibles..........................              171,837
                                                                           -------------
                                                                           $     181,046
                                                                           =============

      On February 19, 1997, Chancellor and Chancellor Radio Broadcasting entered into an agreement to merge with Evergreen in a stock-for-stock transaction (the "Merger"), with Evergreen remaining as the surviving

             CHANCELLOR RADIO BROADCASTING COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


corporation. Pursuant to the agreement, shareholders of the Company's common stock will receive 0.9091 shares of Evergreen's common stock. Consummation of the merger is subject to shareholder approval and certain other closing conditions including regulatory approval. The Company has incurred $2.1 million of merger costs which have been expensed in the current period.

      On February 19, 1997, the Company and Evergreen entered into a joint purchase agreement whereby in the event that consummation of the stock purchase agreement between Evergreen and Viacom International, Inc. ("Viacom") occurs prior to the consummation of the Merger, the Company will be required to purchase the Viacom subsidiaries which own four of the ten Viacom stations for $480.0 million, plus net working capital, and Evergreen will be required to purchase the Viacom subsidiaries which own six of the ten Viacom stations for $595.0 million, plus net working capital. In the event that consummation of the stock purchase agreement between Evergreen and Viacom occurs after the consummation of the Merger, the Surviving Company will acquire the stock of certain Viacom subsidiaries which own and operate ten radio stations in five major markets. Consummation of the transaction is dependent upon certain closing conditions, including regulatory approval.

      On March 24, 1997, the Company exchanged the West Palm Beach stations acquired from Omni for one AM station in Sacramento, California and approximately $33.0 million in cash from American Radio Systems Corporation (the "American Radio Exchange").

      The following summarizes the unaudited consolidated pro forma data as though the acquisitions of Shamrock Broadcasting Company, KIMN-FM and KALC-FM, Colfax, Omni and KSTE-AM, the dispositions of KTBZ-FM, WWWW-FM and WDFN-AM and the related financing transactions had occurred as of the beginning of 1996 (in thousands, except per share amounts):

                                                             THREE MONTHS ENDED        THREE MONTHS ENDED
                                                               MARCH 31, 1996            MARCH 31, 1997
                                                          -----------------------   ------------------------
                                                          HISTORICAL    PRO FORMA   HISTORICAL     PRO FORMA
                                                          ----------    ---------   ----------     ---------
        Net revenue ...................................   $    25,642  $    46,014  $    55,854  $    57,826
        Loss before extraordinary loss ................        (5,925)      (5,552)      (4,548)      (2,325)
        Net loss attributable to common stock..........       (28,801)     (14,865)     (15,432)     (12,772)

3.  LONG-TERM DEBT

      The Company's term and revolving credit facilities were refinanced on January 23, 1997, in conjunction with the acquisition of Colfax under a new bank credit agreement (the "New Credit Agreement") with Bankers Trust Company, as administrative agent, and other institutions party thereto. The New Credit Agreement includes a $225.0 million term loan facility (the "Term Loan Facility") and a $120.0 million revolving loan facility (the "Revolving Loan Facility" and, together with the Term Loan, the "New Bank Financing"). In connection with the refinancing of the term and revolving loan facilities in January 1997, the Company incurred an extraordinary charge to write-off deferred finance costs of approximately $4.5 million.

      The Company is negotiating a restated credit agreement (the "Restated Credit Agreement") in order to finance the Viacom purchase. The Company anticipates that the Restated Credit Agreement will consist of a $400.0 million term loan facility and a $350.0 million revolving loan facility; however, the terms of the Restated Credit Agreement are subject to negotiation with its lenders. Also, Chancellor is negotiating a $170.0 million bridge loan facility, the proceeds from which will be contributed to Chancellor Radio Broadcasting in connection with the Viacom acquisition.

      The New Bank Financing is collateralized by (i) a first priority perfected pledge of all capital stock and notes owned by the Company and (ii) a first priority perfected security interest in all other assets (including receivables, contracts, contract rights, securities, patents, trademarks, other intellectual property, inventory, equipment and real estate) owned by the Company, excluding FCC licenses, leasehold interests in studio or office space and leasehold and partnership interests in tower or transmitter sites in which necessary consents to the granting of a security interest cannot be obtained without payments to any other party or on a timely basis. The New Bank
Financing also is guaranteed by the subsidiaries of Chancellor and Chancellor Radio Broadcasting, whose guarantees are collateralized by a first priority perfected pledge of the capital stock of Chancellor Radio Broadcasting. The Term

             CHANCELLOR RADIO BROADCASTING COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Loan Facility is due in increasing quarterly installments beginning in 1997 and matures in January 2003. All outstanding borrowings under the Revolving Facility mature in January 2003. The facilities bear interest at a rate equal to, at the Company's option, the prime rate of Bankers Trust Company, as announced from time to time, or the London Inter-Bank Offered Rate ("LIBOR") in effect from time to time, plus an applicable margin rate. The Company pays quarterly commitment fees in arrears equal to either .375% or .250% per annum on the unused portion of the Revolving Facility, depending upon whether the Company's leverage ratio is equal to or greater than 4.5:1 or less than 4.5:1, respectively. The bank financing facilities which existed on March 31, 1997 accrued interest at the prime rate plus 1.00% (8.25%) on $9.6 million and the LIBOR rate plus 2.00% (7.5%) on $267.0 million of borrowings.

      Scheduled debt maturities for the Company's outstanding long-term debt at March 31, 1997 for each of the next five calendar years and thereafter are as follows, in thousands:

              1997 ....................................................................      $     9,375
              1998 ....................................................................           21,875
              1999 ....................................................................           34,375
              2000 ....................................................................           43,125
              2001 ....................................................................           48,750
              Thereafter ..............................................................          379,121
                                                                                             -----------
                                                                                             $   536,621
                                                                                             ===========


      On May 2, 1997, the Company commenced a tender offer for all $60.0 million of its outstanding 12 1/2% Senior Subordinated Notes (the "Tender Offer"). The Company expects to pay a premium and intends to finance the Tender Offer with additional borrowings under its New Credit Agreement. The Tender Offer and the financing thereof are subject to the approval of the Company's existing lenders. Management expects to complete the Tender Offer prior to the consummation of the Viacom acquisition.

4.   CAPITAL STRUCTURE

      During the first quarter of 1997, Chancellor completed a private placement of $110.0 million of newly authorized 7% Convertible Preferred Stock (the "Convertible Preferred Stock") and Chancellor Radio Broadcasting completed a private placement of $200.0 million of newly authorized 12% Exchangeable Preferred Stock (the "Exchangeable Preferred Stock").

Dividends on the Convertible Preferred Stock accrue from its date of issuance and are payable quarterly commencing April 15, 1997, at a rate per annum of 7% of the liquidation preference per share. Because Chancellor is a holding company with no assets other than the common stock of Chancellor Radio Broadcasting, Chancellor will rely on dividends from Chancellor Radio Broadcasting to permit Chancellor to pay cash dividends in full on the Convertible Preferred Stock. As of March 31, 1997, the accrued dividends for the Convertible Preferred Stock amounted to $1.5 million. The Convertible Preferred Stock amounted to $1.5 million. Stock is convertible at the option of the holder at any time after March 23, 1997, unless previously redeemed, into Class A Common Stock of Chancellor at a conversion price of $32.90 per share of Class A Common Stock, subject to adjustment in certain events. In addition, after January 19, 2000, the Company may, at its option, redeem the Convertible Preferred Stock, in whole or in part, at specified redemption prices plus accrued and unpaid dividends through the redemption date. Upon the occurrence of a change of control (as defined), Chancellor must, subject to certain conditions, offer to purchase all of the then outstanding shares of Convertible Preferred Stock at a price equal to 101% of the liquidation preference thereof, plus accrued and unpaid dividends to the date of purchase.

      Dividends on the Exchangeable Preferred Stock will accrue from the date of its issuance and will be payable semi-annually commencing July 15, 1997, at a rate per annum of 12% of the liquidation preference per share. Dividends may be paid, at the Company's option, on any dividend payment date occurring on or prior to January 15, 2002 either in cash or in additional shares of Exchangeable Preferred Stock. The Exchangeable Preferred Stock is redeemable at the Company's option, in whole or in part at any time on or after January 15, 2002, at the redemption prices set forth herein, plus accrued and unpaid dividends to the date of redemption. In addition, prior to January 15, 2000, the Company may, at its option, redeem the Exchangeable Preferred Stock with the net cash proceeds from one or more Public Equity Offerings (as defined), at various redemption prices plus accrued and unpaid dividends to the redemption date; provided, however, that after any such redemption there is outstanding at

             CHANCELLOR RADIO BROADCASTING COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


least $150.0 million aggregate liquidation preference of Exchangeable Preferred Stock. The Company is required, subject to certain conditions, to redeem all of the Exchangeable Preferred Stock outstanding on January 15, 2009, at a redemption price equal to 100% of the liquidation preference thereof, plus accrued and unpaid dividends to the date of redemption. Upon the occurrence of a Change of Control (as defined), the Company will, subject to certain conditions, offer to purchase all of the then outstanding shares of Exchangeable Preferred Stock at a price equal to 101% of the liquidation preference thereof, plus accrued and unpaid dividends to the repurchase date. In addition, prior to January 15, 1999, upon the occurrence of a Change of Control, the Company will have the option to redeem the Exchangeable Preferred Stock in whole but not in part at a redemption price equal to 112% of the liquidaton preference thereof, plus accrued and unpaid dividends to the date of redemption. The Exchangeable Preferred Stock will, with respect to dividend rights and rights on liquidation, rank junior to the Senior Exchangeable Preferred Stock. Subject to certain conditions, the Exchangeable Preferred Stock is exchangeable in whole, but not in part, at the option of the Company, on any dividend payment date for the Company's 12% subordinated exchange debentures due 2009, including any such securities paid in lieu of cash interest.

      In addition to the accrued dividends discussed above, the recorded value of the Senior Exchangeable Preferred Stock and the Exchangeable Preferred Stock includes an amount for the accretion of the difference between the stock's fair value at date of issuance and its mandatory redemption amount, calculated using the effective interest method.


5.   EMPLOYEE STOCK OPTION PLAN

      In January 1997, the Board of Directors granted options to purchase 125,750 shares of Class A Common Stock with an exercise price of $28.75 per share, the fair market value of the stock on the date of grant.


7.   INCOME TAXES

      Income tax expense (benefit) differs from the amount computed by applying the federal statutory income tax rate of 34% to loss before income taxes and dividends and accretion on preferred stock of subsidiary for the following reasons, dollars in thousands:

                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                                    1996               1997
                                                                                 -----------       -----------
      U.S. federal income tax at statutory rate ...........................      $    (3,275)      $    (1,682)
      State income taxes, net of federal benefit ..........................             (578)             (297)
      Valuation allowance provided for loss carryforward
         generated during the current period ..............................            4,667                --
      Permanent difference ................................................               --             1,564
      Other ...............................................................              125                15
                                                                                 -----------       -----------
                                                                                 $       939       $      (400)
                                                                                 ===========       ===========


7.  NEW ACCOUNTING PRONOUNCEMENT

         Statement of Financial Accounting Standard No. 128, "Earnings per Share" was issued in February 1997, which establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. The disclosure requirements of SFAS No. 128 will be effective for the Company's financial statements beginning with the annual report for 1997. Management does not believe that the implementation of SFAS 128 will have a material effect on its financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL

      The following discussion and analysis of results of operations and financial condition of the Company should be read in conjunction with the consolidated financial statements and related notes thereto of the Company included elsewhere in this document. Periodically, the Company may make statements about trends, future plans and the Company's prospects. Actual results may differ materially from those described in such forward looking statements based on the risks and uncertainties facing the Company, including but not limited to, the following: business conditions and growth in the radio broadcasting industry and general economy; competitive factors; changes in interest rates; the non-renewal of one or more of the Company's broadcasting licenses; and those risk factors listed from time to time in documents filed by the Company with the Securities and Exchange Commission (the "Commission").

      The Company has grown largely through acquisitions, as well as through internally generated growth. Upon completion of the pending transactions, excluding the Merger, the Company will own and operate 54 radio stations serving the following markets: New York, New York; Nassau-Suffolk (Long Island), New York; Los Angeles, California; San Francisco, California; Washington, D.C.; Atlanta, Georgia; Riverside-San Bernardino, California; Minneapolis-St. Paul, Minnesota; Phoenix, Arizona; Pittsburgh, Pennsylvania; Denver, Colorado; Cincinnati, Ohio; Sacramento, California; Chicago, Illinois; and Orlando, Florida. The Company anticipates that it will be able to consummate all of its pending transactions; however, the closing of each of such transactions is subject to FCC approval, and other governmental approvals, which are beyond the Company's control, and there can be no assurance when those transactions will be competed or that they will be completed on the terms described herein, or at all.

      In the following analysis, management discusses the "broadcast cash flow" of its combined station group. Broadcast cash flow consists of operating income before depreciation and amortization, corporate expenses and non-cash stock option compensation expense. Although broadcast cash flow is not a measure of performance calculated in accordance with generally accepted accounting principles ("GAAP"), management believes that it is useful to an investor in evaluating the Company because it is a measure widely used in the broadcast industry to evaluate a radio company's operating performance. However, broadcast cash flow should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP or as a measure of liquidity or profitability. The discussion of broadcast cash flow appears as the last paragraph in the discussion of the results of operations.

      A radio broadcast company's revenues come primarily from the sale of time to local and national advertisers. Those revenues are affected by the advertising rates that a radio station is able to charge and the number of advertisements that can be broadcast without jeopardizing listener levels (and the resulting ratings). Advertising rates tend to be based upon a station's demand for its inventory and its ability to attract audiences in targeted demographic groups, as measured principally by Arbitron. Radio stations attempt to maximize revenues by adjusting advertising rates based upon local market conditions, controlling inventory and creating demand and audience ratings.

      Seasonal revenue fluctuations are common in the radio broadcasting industry and are due primarily to fluctuations in advertising expenditures by local and national advertisers, with revenues typically being lowest in the first quarter and highest in the second and fourth quarters of each year. A radio station's operating results in any period also may be affected by the occurrence of advertising and promotional expenditures that do not produce commensurate revenues in the period in which the expenditures are made. Because Arbitron reports audience ratings on a quarterly basis, a radio station's ability to realize revenues as a result of increased advertising and promotional expenses and any resulting audience ratings improvements may be delayed for several months.

      Because the Company incurred substantial indebtedness for its acquisitions for which it has significant debt service requirements, and because the Company has significant charges for stock option compensation, dividends and accretion on preferred stock and depreciation and amortization expense related to the fixed assets and intangibles acquired in its acquisitions, the Company expects that it will report net losses attributable to common stock for the foreseeable future, which losses may be greater than those historically experienced by the Company.

RESULTS OF OPERATIONS

      The Company's acquisitions, including the Shamrock Acquisition in February 1996, the Denver Exchange in July 1996, the acquisition of WKYN-AM in November 1996, the acquisition of 12 stations from Colfax Communications in January 1997, the acquisition of 8 stations from OmniAmerica Radio Group (the "Omni Acquisition") in February 1997, and the American Radio Exchange in March 1997, have all been accounted for using the purchase method of accounting. In addition, pursuant to local marketing agreements the Company began managing stations WBAB-FM, WBLI-FM, WGBB-AM and WHFM-FM in Nassau-Suffolk, New York and stations WOMX-FM, WXXL-FM and WJHM-FM in Orlando, Florida effective July 1, 1996, and station KSTE-AM in Rancho Cordova, California effective August 1, 1996. As a result of the acquisition, disposition and exchange activity and the local marketing agreements, the Company's results of operations are not directly comparable from period to period.

   Three Months Ended March 31, 1997 Compared to Three Months Ended March 31,
1996

      Net revenues increased 117.8% to $55.9 million for the three months ended March 31, 1997 from $25.6 million for the same period in 1996. Station operating expenses increased 131.5% to $38.2 million for the three months ended March 31, 1997 from $16.5 million for the same period in 1996. The majority of these increases were due to the acquisition of Shamrock Broadcasting, Colfax Communications, OmniAmerica Group, KIMN-FM and KALC-FM, and various operating agreements with Secret Communications, SFX Broadcasting and American Radio Systems.

      Depreciation and amortization increased 79.2% to $8.1 million for the first quarter of 1997 from $4.5 million for the same period in 1996. Corporate expenses increased to $1.7 million for the first quarter of 1997 from $1.0 million for the same period in 1996, as a result of additional personnel and overhead costs associated with the acquisition of Shamrock Broadcasting, Colfax Communications, OmniAmerica Group, KIMN-FM and KALC-FM, and various operating agreements with Secret Communications, SFX Broadcasting and American Radio Systems. Interest expense increased 49.3% to $11.4 million from $7.6 million for the same period in 1996. These increases were primarily attributable to the acquisitions mentioned above and the resulting change in the capital structure from their financing.

      During the second quarter of 1995, the Company developed an estimate of the fair value of its outstanding stock options in the amount of $19.0 million. Based upon this estimate and the applicable vesting periods, the Company recognized approximately $1.0 million of non-cash stock option compensation expense during the first quarter of both years.

      Dividends and accretion on preferred stock of its subsidiary increased substantially to $8.1 million for the first quarter of 1997 from $1.7 million for the same period in 1996. The majority of this increase is the result of the prior year preferred stock being outstanding for the entire quarter this year and the issuance of $200.0 million of new preferred stock of its subsidiary in January 1997. During the first quarter of 1996, the Company incurred a one-time loss of $16.6 million on the repurchase of preferred stock of its subsidiary.

      As a result of the foregoing, income from operations increased 81.5% to $4.8 million, including $2.1 million of merger expense, for the first quarter of 1997 from $2.7 million for the same period in 1996. The Company had a net loss of $15.4 million compared with a net loss of $12.2 million for the same period in 1996.

      Broadcast cash flow increased 33.7% to $19.5 million for the three months ended March 31, 1997 from $14.6 million for the same period in 1996. Broadcast cash flow as a percentage of net revenues increased to 34.3% for the 1997 period from 29.2% for the 1996 period. These changes were primarily the result of the acquisition and exchange activity discussed above.

LIQUIDITY AND CAPITAL RESOURCES

      The pursuit by the Company of its acquisition strategy has required a significant portion of the Company's capital resources. Chancellor and Chancellor Radio Broadcasting have agreed to merge with Evergreen Media Corporation subject to regulatory and shareholder approval. The Company has also agreed to acquire, for approximately $480.0 million plus net working capital, radio properties from Viacom prior to the expected consummation of this merger. The merger with Evergreen will not require cash financing as it will be a stock-for-stock transaction. The Company has financed its past acquisitions through bank financing and subordinated notes, the sale of preferred stock and common equity and with proceeds from asset sales. The Company expects that any required financing for future acquisitions and exchanges will be provided through the incurrence of debt, the sale of equity securities, internally generated funds or a combination of the foregoing. There can be no assurance, however that external financing will be available to the Company on terms considered favorable by management or that cash flow from operations will be sufficient to fund the Company's acquisition strategy.

      As a result of the financing of its acquisitions, the Company has a substantial amount of long-term indebtedness, and for the foreseeable future, principal and interest payments under the Company's credit agreement and interest payments under the Company's outstanding subordinated notes will be the Company's principal uses of cash. In addition to debt service requirements under the Company's credit agreement, the Company will require $26.3 million per annum to pay interest on the subordinated notes. The senior exchangeable preferred stock does not require the payment of cash dividends through May 14, 2001. Similarly, the exchangeable preferred stock does not require cash dividends through April 14, 2002, although Chancellor Radio Broadcasting will issue additional shares of exchangeable preferred stock in lieu of cash dividends. The convertible preferred stock will require cash dividends of $7.0 million per year. Because Chancellor is a holding company with no assets other than the common stock of Chancellor Radio Broadcasting, Chancellor will rely on dividends from Chancellor Radio Broadcasting, to permit Chancellor to pay cash dividends in full on the convertible preferred stock. The Company's credit agreement, the indentures, the senior preferred certificate of designation and the terms of the exchangeable preferred stock generally will limit but will not prohibit Chancellor Radio, from paying such dividends.

      In addition to debt service and dividends on Chancellor's convertible preferred stock, the Company's principal liquidity requirements will be for working capital and general corporate purposes, including capital expenditures, which are not expected to be material in amount. The Company used the $74.3 million in net cash proceeds from the disposition of the Milwaukee stations and the American Radio Exchange to retire a portion of the indebtedness incurred under the Company's credit agreement to fund the Colfax and Omni acquisition. The Company subsequently incurred new borrowings of $53.8 million to fund the deposit for the Viacom acquisition. Management believes that cash from operating activities and revolving loans under the Company's credit agreement should be sufficient to permit the Company to meet its financial obligations and fund its operations. Changes in interest rates affect the Company to the extent that it has borrowings under its term and revolving credit facilities or it makes additional borrowings under new agreements.

      Net cash provided by operating activities was $6.0 million and $8.8 million for the three months ended March 31, 1997 and 1996, respectively. Changes in the Company's net cash provided by operation activities are primarily the result of the Company's acquisitions completed and station operating agreements entered into during the periods.

      Net cash used in investing activities was $480.6 million and $406.4 million for the three months ended March 31, 1997 and 1996, respectively. Net cash provided by financing activities was $475.8 million and $398.8 million for the three months ended March 31, 1997 and 1996, respectively. These cash flows primarily reflect the borrowings, capital contributions and expenditures for station acquisitions, dispositions and swaps.

      The Company is negotiating a restated credit agreement (the "Restated Credit Agreement") in order to finance the Viacom purchase. The Company anticipates that the Restated Credit Agreement will consist of a $400.0 million term loan facility and a $350.0 million revolving loan facility; however, the terms of the Restated Credit Agreement are subject to negotiation with its lenders. Chancellor is also negotiating a $170.0 million bridge loan facility, the proceeds from which will be contributed to Chancellor Radio Broadcasting in connection with the Viacom acquisition.

       On May 2, 1997, the Company commenced a tender offer for all $60.0 million of its outstanding 12 1/2% Senior Subordinated Notes (the "Tender Offer"). The Company expects to pay a premium and intends to finance the Tender Offer with additional borrowings under its New Credit Agreement. The
Tender Offer and the financing thereof are subject to the approval of the Company's existing lenders. Management expects to complete the Tender Offer prior to the consummation of the Viacom acquisition.

                           PART II OTHER INFORMATION

ITEM 2.       CHANGES IN SECURITIES

        On January 23, 1997, Chancellor Broadcasting Company sold an aggregate of 2,000,000 shares of its $50 liquidation preference 7% Convertible Preferred Stock, $0.01 par value (the "Convertible Preferred Stock"), in a private placement in reliance on Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), at a price equal to 100% of the liquidation preference thereof. The Convertible Preferred Stock was immediately resold by the initial purchasers thereof in reliance on Rule 144A under the Securities Act. The initial purchasers of the Convertible Preferred Stock were Smith Barney Inc., Alex. Brown & Sons Incorporated, BT Securities Corporation, Credit Suisse
First Boston Corporation and Goldman, Sachs & Co. (the "Convertible Preferred Initial Purchasers"). The Convertible Preferred Initial Purchasers received a discount of $1.75 per share of Convertible Preferred Stock purchased. On February 14, 1997, Chancellor Broadcasting Company sold an additional 200,000 shares of Convertible Preferred Stock to the Convertible Preferred Initial Purchasers upon the same terms pursuant to an over-allotment option granted to such Convertible Preferred Initial Purchasers. The Convertible Preferred Stock is convertible at the option of the holder at any time after March 23, 1997, unless previously redeemed, into the Class A Common Stock of Chancellor Broadcasting Company at a conversion price of $32.90 per share of Class A Common Stock, subject to adjustment in certain events.

        On January 23, 1997, Chancellor Radio Broadcasting Company sold an aggregate of 2,000,000 shares of its $100 liquidation preference 12% Exchangeable Preferred Stock, $0.01 par value (the "Exchangeable Preferred Stock"), in a private placement in reliance on Section 4(2) of the Securities Act, at a price equal to 100% of the liquidation preference thereof. The Exchangeable Preferred Stock was immediately resold by the initial purchasers thereof in reliance on Rule 144A under the Securities Act. The initial purchasers of the Exchangeable Preferred Stock were BT Securities Corporation, Credit Suisse First Boston, Goldman, Sachs & Co., NationsBanc Capital Markets, Inc. and Smith Barney Inc. (the "Exchangeable Preferred Initial Purchasers"). The Exchangeable Preferred Initial Purchasers received a discount of $3.50 per share of Exchangeable Preferred Stock purchased.

        On February 14, 1997, Chancellor Broadcasting Company issued 555,556 shares of its Class A Common Stock to certain affiliates of the OmniAmerica Group in partial consideration for the purchase price paid by Chancellor Radio Broadcasting Company for certain assets of the OmniAmerica Group in a private placement in reliance on Section 4(2) of the Securities Act.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

   (a)    EXHIBITS

  EXHIBIT
    NO.                                        DESCRIPTION OF DOCUMENT
  --------                                     -----------------------
   2.1   Agreement and Plan of Merger, dated as of February 19, 1997, among
         Chancellor Broadcasting Company, Chancellor Radio Broadcasting Company
         and Evergreen Media Corporation (1)

   2.2   Joint Purchase Agreement, dated as of February 19, 1997, among
         Chancellor Broadcasting Company, Chancellor Radio Broadcasting
         Company, Evergreen Media Corporation and Evergreen Media Corporation of Los Angeles (2)

   2.3   Stock Purchase Agreement, dated as of February 16, 1997, between
         Viacom International, Inc. and Evergreen Media Corporation of Los
         Angeles (2)

   3.1   Second Restated Certificate of Incorporation of Chancellor
         Broadcasting Company, as amended (3)

   3.2 Certificate of Incorporation of Chancellor Radio Broadcasting Company, as amended (4)

   3.3   Certificate of Incorporation of Chancellor Broadcasting Licensee
         Company (5)

   3.4   Second Restated Bylaws of Chancellor Broadcasting Company (3)

   3.5   Bylaws of Chancellor Radio Broadcasting Company, as amended (5)

   3.6   Bylaws of Chancellor Broadcasting Licensee Company (5)

   3.7   Certificate of Designation for the 12 1/4% Series A Senior Cumulative
         Exchangeable Preferred Stock of Chancellor Radio Broadcasting Company
         (6)

   3.8   Certificate of Designation for the 12% Exchangeable Preferred Stock of
         Chancellor Radio Broadcasting Company (7)

   3.9   Certificate of Designation for the 7% Convertible Preferred Stock of
         Chancellor Broadcasting Company (8)

   4.1   Indenture, dated October 1, 1994, governing the outstanding 12 1/2%
         Senior Subordinated Notes due 2004 (5)

   4.2   First Supplemental Indenture, dated as of February 14, 1996, to the
         Indenture dated October 1, 1994, governing the 12 1/2% Senior
         Subordinated Notes due 2004 (3)

  EXHIBIT
    NO.                                        DESCRIPTION OF DOCUMENT
  --------                                     -----------------------
   4.3   Second Supplemental Indenture, dated as of February 14, 1996, to the
         Indenture dated October 1, 1994, governing the 12 1/2% Senior
         Subordinated Notes due 2004 (3)

   4.4   Indenture, dated as of February 14, 1996, governing the outstanding 9
         3/8% Senior Subordinated Notes due 2004 (9)

   4.5   First Supplemental Indenture, dated as of February 14, 1996, to the
         Indenture dated February 14, 1996, governing the 9 3/8% Senior
         Subordinated Notes due 2004 (3)

   4.6   Indenture, dated as of February 26, 1996, governing the 12 1/4%
         Subordinated Exchange Debentures due 2008 (3)

   4.7   Indenture, dated as of January 23, 1997, governing the 12%
         Subordinated Exchange Debentures due 2009 (7)

   4.8   Second Supplemental Indenture, dated as of April 15, 1997, to the
         Indenture dated February 14, 1996, governing the 9 3/8% Senior
         Subordinated Notes due 2004*

   10.1  Registration Rights Agreement, dated as of January 23, 1997, among
         Chancellor Radio Broadcasting Company, BT Securities Corporation,
         Credit Suisse First Boston, Goldman, Sachs & Co., NationsBanc Capital
         Markets, Inc. and Smith Barney Inc. (7)

   10.2 Amended and Restated Credit Agreement, dated as of February 14, 1996 and amended and restated as of January 23, 1997, among Chancellor
         Broadcasting Company, Chancellor Radio Broadcasting Company, various banks, Goldman Sachs Credit Partners L.P., as documentation agent,
         NationsBank of Texas, N.A., as syndication agent, and Bankers Trust, as managing agent and arranger (4)

   11.1  Statement RE Computation of Per Share Earnings for Chancellor
         Broadcasting Company*

   27.1  Financial Data Schedule for Chancellor Broadcasting Company*

   27.2  Financial Data Schedule for Chancellor Radio Broadcasting Company*

   27.3  Financial Data Schedule for Chancellor Broadcasting Licensee Company*

---------------

   *     Filed herewith.
   (1) Incorporated by reference to Exhibit 99(a) of the Schedule 13D filed by Chancellor Broadcasting Company, Thomas O. Hicks and Lawrence D. Stuart, Jr. on March 3, 1997 with respect to the Class A Common Stock of Evergreen Media Corporation.
   (2) Incorporated by reference to the Form 8-K filed by Chancellor Broadcasting Company (File No. 0-27726) on March 11, 1997.
   (3) Incorporated by reference to the Annual Report on Form 10-K of Chancellor Broadcasting Company (File No. 0-27726), Chancellor Radio Broadcasting Company and Chancellor Broadcasting Licensee Company for the fiscal year ended December 31, 1995.
   (4) Incorporated by reference to the Annual Report on Form 10-K of Chancellor Broadcasting Company (File No. 0-27726), Chancellor Radio Broadcasting Company and Chancellor Broadcasting Licensee Company for the fiscal year ended December 31, 1996.
   (5) Incorporated by reference to the Registration Statement on Form S-1 (File No. 33-80534) of Chancellor Broadcasting Company as filed with the Securities and Exchange Commission.
   (6) Incorporated by reference to the Quarterly Report on Form 10-Q of Chancellor Broadcasting Company (File No. 0-27726) for the fiscal quarter ended September 30, 1996.

   (7) Incorporated by reference to the Form 8-K filed by Chancellor Radio Broadcasting Company (File No. 33-98334) on February 6, 1997.
   (8) Incorporated by reference to the Form 8-K filed by Chancellor Broadcasting Company (File No. 0-27726) on February 6, 1997.
   (9) Incorporated by reference from the Form 8-K of Chancellor Broadcasting Company (File No. 0-27726) and Chancellor Radio Broadcasting Company (File No. 33-98334) as filed with the Securities and Exchange Commission on February 29, 1996.

   (b)    REPORTS ON FORM 8-K.

      A Current Report on Form 8-K was filed with the Securities and Exchange Commission on January 7, 1997 on behalf of Chancellor Broadcasting Company and Chancellor Radio Broadcasting Company reporting certain pro forma financial statements included in the preliminary offering memorandums for Chancellor Broadcasting Company's 7% Convertible Preferred Stock and Chancellor Radio Broadcasting's 12% Exchangeable Preferred Stock. The offering memorandums contained certain pro forma financial statements of operations for the year ended December 31, 1995 and for the nine months ended September 30, 1995 and 1996, and a pro forma balance sheet as of September 30, 1996.

      A Current Report on Form 8-K was filed with the Securities and Exchange Commission on February 6, 1997 on behalf of Chancellor Broadcasting Company and Chancellor Radio Broadcasting Company relating to the acquisition (the "Colfax Acquisition") by Chancellor Radio Broadcasting Company of twelve radio stations from Colfax Communications, Inc. and its affiliates ("Colfax") pursuant to an asset purchase agreement. The audited financial statements of Colfax as of December 31, 1993, 1994 and 1995, and for each of the three years ended December 31, 1995 were filed with such reports, together with an unaudited pro forma condensed statement of operations for the year ended December 31, 1995 and for the nine months ended September 30, 1995 and 1996, and an unaudited pro forma balance sheet as of September 30, 1996 giving effect to the consummation of the Colfax Acquisition and the related financing thereof. In addition, the reports contained certain other pro forma financial statements included in the final offering memorandums for Chancellor Broadcasting Company and Chancellor Radio Broadcasting Company for its 7% Convertible Preferred Stock and its 12% Exchangeable Preferred Stock, respectively. These final offering memorandums contained certain pro forma financial statements of operations for the year ended December 31, 1995 and for the nine months ended September 30, 1995 and 1996, and a pro forma balance sheet as of September 30, 1996. Such Form 8-K was amended on april 29, 1997 to include the financial statements of Colfax as of September 30, 1996 and for the nine-month periods ended September 30, 1995 and 1996.

      A Current Report on Form 8-K was filed with the Securities and Exchange Commission on March 11, 1997 on behalf of Chancellor Broadcasting Company and Chancellor Radio Broadcasting Company reporting the acquisition by Chancellor Radio Broadcasting Company of eight radio stations from OmniAmerica Group, a definitive merger agreement between Chancellor Broadcasting Company, Chancellor Radio Broadcasting Company and Evergreen Media Corporation, and a joint purchase agreement between Chancellor Broadcasting Company, Chancellor Radio Broadcasting Company and Evergreen Media Corporation relating to the acquisition of certain subsidiaries of Viacom International, Inc., that own ten radio stations.

      A Current Report on Form 8-K was filed with the Securities and Exchange Commission on May 13, 1997, by Chancellor Radio Broadcasting Company reporting the commencement of a tender offer for its outstanding 12 1/2% Senior Subordinated Notes due 2004 ("12 1/2% Notes") and reporting certain pro forma financial information contained in the tender offer materials that were mailed to the holders of the 12 1/2% Notes.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant and each co-registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     CHANCELLOR BROADCASTING COMPANY
                                       AND EACH CO-REGISTRANT



Date: May 15, 1997                   By / s / Jacques D. Kerrest
                                        ------------------------------
                                        Jacques D. Kerrest
                                        Executive Vice President and Chief
                                        Financial Officer
                                        (Duly Authorized Officer and Principal
                                        Financial and Accounting Officer of
                                        Registrant and each co-registrant)

                              INDEX TO EXHIBITS

  EXHIBIT
    NO.                         DESCRIPTION OF DOCUMENT
  --------                      -----------------------
   2.1   Agreement and Plan of Merger, dated as of February 19, 1997, among
         Chancellor Broadcasting Company, Chancellor Radio Broadcasting Company
         and Evergreen Media Corporation (1)

   2.2   Joint Purchase Agreement, dated as of February 19, 1997, among
         Chancellor Broadcasting Company, Chancellor Radio Broadcasting
         Company, Evergreen Media Corporation and Evergreen Media Corporation of Los Angeles (2)

   2.3   Stock Purchase Agreement, dated as of February 16, 1997, between
         Viacom International, Inc. and Evergreen Media Corporation of Los
         Angeles (2)

   3.1   Second Restated Certificate of Incorporation of Chancellor
         Broadcasting Company, as amended (3)

   3.2 Certificate of Incorporation of Chancellor Radio Broadcasting Company, as amended (4)

   3.3   Certificate of Incorporation of Chancellor Broadcasting Licensee
         Company (5)

   3.4   Second Restated Bylaws of Chancellor Broadcasting Company (3)

   3.5   Bylaws of Chancellor Radio Broadcasting Company, as amended (5)

   3.6   Bylaws of Chancellor Broadcasting Licensee Company (5)

   3.7   Certificate of Designation for the 12 1/4% Series A Senior Cumulative
         Exchangeable Preferred Stock of Chancellor Radio Broadcasting Company
         (6)

   3.8   Certificate of Designation for the 12% Exchangeable Preferred Stock of
         Chancellor Radio Broadcasting Company (7)

   3.9   Certificate of Designation for the 7% Convertible Preferred Stock of
         Chancellor Broadcasting Company (8)

   4.1   Indenture, dated October 1, 1994, governing the outstanding 12 1/2%
         Senior Subordinated Notes due 2004 (5)

   4.2   First Supplemental Indenture, dated as of February 14, 1996, to the
         Indenture dated October 1, 1994, governing the 12 1/2% Senior
         Subordinated Notes due 2004 (3)

  EXHIBIT
    NO.                         DESCRIPTION OF DOCUMENT
  --------                      -----------------------
   4.3   Second Supplemental Indenture, dated as of February 14, 1996, to the
         Indenture dated October 1, 1994, governing the 12 1/2% Senior
         Subordinated Notes due 2004 (3)

   4.4   Indenture, dated as of February 14, 1996, governing the outstanding 9
         3/8% Senior Subordinated Notes due 2004 (9)

   4.5   First Supplemental Indenture, dated as of February 14, 1996, to the
         Indenture dated February 14, 1996, governing the 9 3/8% Senior
         Subordinated Notes due 2004 (3)

   4.6   Indenture, dated as of February 26, 1996, governing the 12 1/4%
         Subordinated Exchange Debentures due 2008 (3)

   4.7   Indenture, dated as of January 23, 1997, governing the 12%
         Subordinated Exchange Debentures due 2009 (7)

   4.8   Second Supplemental Indenture, dated as of April 15, 1997, to the
         Indenture dated February 14, 1996, governing the 9 3/8% Senior
         Subordinated Notes due 2004*

   10.1  Registration Rights Agreement, dated as of January 23, 1997, among
         Chancellor Radio Broadcasting Company, BT Securities Corporation,
         Credit Suisse First Boston, Goldman, Sachs & Co., NationsBanc Capital
         Markets, Inc. and Smith Barney Inc. (7)

   10.2 Amended and Restated Credit Agreement, dated as of February 14, 1996 and amended and restated as of January 23, 1997, among Chancellor
         Broadcasting Company, Chancellor Radio Broadcasting Company, various banks, Goldman Sachs Credit Partners L.P., as documentation agent,
         NationsBank of Texas, N.A., as syndication agent, and Bankers Trust, as managing agent and arranger (4)

   11.1  Statement RE Computation of Per Share Earnings for Chancellor
         Broadcasting Company*

   27.1  Financial Data Schedule for Chancellor Broadcasting Company*

   27.2  Financial Data Schedule for Chancellor Radio Broadcasting Company*

   27.3  Financial Data Schedule for Chancellor Broadcasting Licensee Company*

---------------

   *     Filed herewith.
   (1) Incorporated by reference to Exhibit 99(a) of the Schedule 13D filed by Chancellor Broadcasting Company, Thomas O. Hicks and Lawrence D. Stuart, Jr. on March 3, 1997 with respect to the Class A Common Stock of Evergreen Media Corporation.
   (2) Incorporated by reference to the Form 8-K filed by Chancellor Broadcasting Company (File No. 0-27726) on March 11, 1997.
   (3) Incorporated by reference to the Annual Report on Form 10-K of Chancellor Broadcasting Company (File No. 0-27726), Chancellor Radio Broadcasting Company and Chancellor Broadcasting Licensee Company for the fiscal year ended December 31, 1995.
   (4) Incorporated by reference to the Annual Report on Form 10-K of Chancellor Broadcasting Company (File No. 0-27726), Chancellor Radio Broadcasting Company and Chancellor Broadcasting Licensee Company for the fiscal year ended December 31, 1996.
   (5) Incorporated by reference to the Registration Statement on Form S-1 (File No. 33-80534) of Chancellor Broadcasting Company as filed with the Securities and Exchange Commission.
   (6) Incorporated by reference to the Quarterly Report on Form 10-Q of Chancellor Broadcasting Company (File No. 0-27726) for the fiscal quarter ended September 30, 1996.

   (7) Incorporated by reference to the Form 8-K filed by Chancellor Radio Broadcasting Company (File No. 33-98334) on February 6, 1997.
   (8) Incorporated by reference to the Form 8-K filed by Chancellor Broadcasting Company (File No. 0-27726) on February 6, 1997.
   (9) Incorporated by reference from the Form 8-K of Chancellor Broadcasting Company (File No. 0-27726) and Chancellor Radio Broadcasting Company (File No. 33-98334) as filed with the Securities and Exchange Commission on February 29, 1996.